Form 10QSB
period 1999-09-30
ALOTTAFUN INC
filed 1999-12-03
CIK 1020367

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from __________ to __________

                         Commission File Number 0-26325

                                ALOTTAFUN!, INC.
                                ---------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            DELAWARE                                        39-1765590
            --------                                        ----------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

            141 N. Main Street, Suite 207, West Bend, Wisconsin 53095
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (414) 334-4500
                                 --------------
                           (Issuer's Telephone Number)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No  X
    ---       ---

     The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of September 30, 1999 was 8,357,481.

     Transitional Small Business Disclosure Format:

Yes        No X
   ---       ---

                                ALOTTAFUN!, INC.



                                      Index



                                                                           Page
                                                                           ----
Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheet -
           September 30, 1999.............................................  1

         Statements of Operations -
           Three Months and nine months ended September 30, 1999 and 1998.  2

         Statements of Cash Flows -
           Nine months ended September 30, 1999 and 1998..................  3

         Notes to Financial Statements....................................4 - 5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................6 - 10

Part II - Other Information

Item 1. Legal Proceedings................................................. 10

         Signatures....................................................... 11


                                             Alottafun!, Inc.

                                               Balance Sheet
                                                                                          September 30,
                                                                                               1999
                                                                                       ---------------------
                                                                                           (Unaudited)
Assets
Current assets:
     Cash                                                                                           $ 4,288
     Marketable securities                                                                          295,303
     Accounts receivable                                                                              2,946
     Other assets                                                                                       186
                                                                                       ---------------------
Total current assets                                                                                302,723
                                                                                       ---------------------

Property and equipment, net of  accumulated depreciation                                            143,429
                                                                                       ---------------------

Other assets:
     Other intangibles, net of accumulated amortization                                                 543
                                                                                       ---------------------
Total other assets                                                                                      543
                                                                                       ---------------------


                                                                                                  $ 446,695
                                                                                       =====================

Liabilities and Stockholders' Deficit
Current liabilities:
     Current maturities of long-term debt                                                           547,635
     Accounts payable                                                                               195,327
     Accrued expenses                                                                                36,368
                                                                                       ---------------------
Total current liabilities                                                                           779,330
                                                                                       ---------------------

Mandatorily redeemable equity instruments; par value of $.01
     per share; 4,643 shares issued and outstanding.                                                 22,715
                                                                                       ---------------------

Stockholders' deficit:
     Preferred stock; par value of $.0001; 5,000,000 shares
     authorized; 2,000,000 shares issued and outstanding.                                               200

     Common stock; par value of $.01 per share; 50,000,000 shares
     authorized; 8,357,481 shares outstanding.                                                       83,575

     Additional paid-in capital                                                                   4,160,485
     Accumulated deficit                                                                         (4,076,322)
     Deferred financing costs                                                                      (455,400)
     Treasury stock, at cost; 24,400 shares                                                         (67,888)
                                                                                       ---------------------
Total stockholders' deficit                                                                        (355,350)
                                                                                       ---------------------


                                                                                                  $ 446,695
                                                                                       =====================


The accompanying notes are an integral part of the financial statements.

                                Alottafun!, Inc.

                            Statements of Operations






                                                         Three Months Ended September 30,         Nine Months Ended September 30,
                                                     --------------------------------------   --------------------------------------
                                                             1999               1998                  1999               1998
                                                     --------------------------------------   --------------------------------------
                                                         (Unaudited)        (Unaudited)           (Unaudited)        (Unaudited)
Revenue:
   Sales, net of allowance and discounts                  $ 90,092           $ 10,828             $ 110,024           $ 72,624

Cost of sales                                               63,673              1,885                79,468             52,061
                                                     --------------------------------------   --------------------------------------

Gross profit                                                26,419              8,943                30,556             20,563
                                                     --------------------------------------   --------------------------------------

Operating expenses:
   Selling                                                  64,866              2,945               137,065             98,105
   General and administrative                              225,935             36,114               510,220             90,303
   Depreciation and amortization                             2,812              3,494                42,109             10,482
                                                     --------------------------------------   --------------------------------------
                                                           293,613             42,553               689,394            198,890
                                                     --------------------------------------   --------------------------------------

Loss from operations                                      (267,194)           (33,610)             (658,838)          (178,327)
                                                     --------------------------------------   --------------------------------------

Other expense:
   Net realized gain (loss) on
    sale of securities, trading                           (86,640)           (74,345)             (226,077)           (32,258)
   Unrealized gain (loss) on securities, trading          (48,141)                 -               (82,582)            (8,380)
   Interest expense                                        (8,056)            (4,211)             (209,586)           (13,720)
                                                     --------------------------------------   --------------------------------------
Total other expense                                      (142,837)           (78,556)             (518,245)           (54,358)
                                                     --------------------------------------   --------------------------------------

Loss before taxes                                        (410,031)          (112,166)           (1,177,083)          (232,684)

Income taxes
                                                     --------------------------------------   --------------------------------------

Net loss                                               $ (410,031)        $ (112,166)         $ (1,177,083)        $ (232,684)
                                                     ======================================   ======================================


                                                     --------------------------------------   --------------------------------------
Net loss per common share                                 $ (0.05)           $ (0.05)              $ (0.16)           $ (0.10)
                                                     ======================================   ======================================



The accompanying notes are an integral part of the financial statements.

                                                     Alottafun!, Inc.

                                                 Statements of Cash Flows


                                                                             Nine Months Ended September 30,
                                                                       -----------------------------------------
                                                                               1999                 1998
                                                                       -----------------------------------------
                                                                            (Unaudited)         (Unaudited)
Operating activities
     Net loss                                                              $ (1,177,083)          $ (232,684)
                                                                       -----------------------------------------
     Adjustments to reconcile net loss to net cash
      used by operating activities:
         Depreciation and amortization                                           42,109               10,482
         Loss (gain) on marketable securities                                   308,659               40,638
         Common stock issued for services                                       149,365                    -
         Interest on conversion of convertible debentures                       190,818                    -
         (Increase) decrease in:
           Marketable securities - trading                                     (603,962)             (92,760)
           Accounts and notes receivable                                         (2,946)             (61,028)
           Inventory                                                              4,914                7,255
           Other assets                                                           6,743                    -
           Deposits                                                              19,450              (19,250)
         Increase (decrease) in:
           Accounts payable                                                      96,206              (11,351)
           Accrued expenses                                                     (43,647)                (998)
                                                                    -----------------------------------------
     Total adjustments                                                          167,709             (127,012)
                                                                    -----------------------------------------
     Net cash used by operating activities                                   (1,009,374)            (359,696)
                                                                    -----------------------------------------
Investing activities
     Acquisition of equipment                                                  (126,155)                   -
                                                                    -----------------------------------------
     Net cash provided (used) by investing activities                          (126,155)                   -
                                                                    -----------------------------------------
Financing activities
     Bank overdraft                                                                   -                1,428
     Proceeds from the collection of stock subscriptions                              -              121,213
     Proceeds from issuance of note payable                                     445,015                1,324
     Proceeds from common stock and related paid-in capital                     365,021              275,739
     Purchase of treasury stock                                                       -               (6,755)
     Reduction in notes payable                                                 (81,333)             (71,276)
     Principal reductions of long-term debt                                           -                    -
     Reduction in mandatorily redeemable equity instruments                           -               (1,000)
                                                                    -----------------------------------------
     Net cash provided by financing activities                                  728,703              320,674
                                                                    -----------------------------------------
Net increase in cash                                                           (406,826)             (39,022)
Cash at beginning of period                                                     411,114               39,022
                                                                    -----------------------------------------
Cash at end of period                                                           $ 4,288             $      -
                                                                    =========================================



Supplemental disclosures of cash flow information and noncash financing activities

      During the nine month period ending September 30, 1999, the Company issued stock warrants to acquire 700,000 shares of common stock valued at $455,400, which is recorded as deferred financing costs in the accompanying financial statements. The Company used the Black-Scholes pricing-model to value these warrants. These warrants were issued in June 1999.

      During the nine month period ending September 30, 1999, the Company converted $360,489 of debentures to 586,782 shares of common stock.

The accompanying notes are an integral part of the financial statements.

                                ALLOTAFUN!, INC.
                          Notes to Financial Statements
                                   (Unaudited)


Note 1 - Basis of presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Audited
Financial Statements for the year ended December 31, 1998 and 1997 of Alottafun!, Inc. (the "Company").

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three month and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the periods ended September 30, 1999 and 1998. The weighted average shares outstanding for the nine month period ended September 30, 1999 was 7,502,476 as compared to 2,318,672 for the nine months ended September 30, 1998. The weighted average shares outstanding for the three month period ended September 30, 1999 was 8,161,779 as compared to 2,439,543 for the three months ended September 30, 1998.

Note 3 - Equity Transactions

Please refer to Audited Financial Statements consisting of the Company's balance sheet as of December 31, 1998, and related statements of operations, changes in stockholders equity, and cash flows ended December 31, 1998, as audited by Pender, Newkirk & Company, Certified Public Accountant.

On June 4, 1999, we entered into an Investment Agreement with Swartz Private Equity, LLC.("Swartz"). The Investment Agreement entitles the Company to issue and sell common stock for up to an aggregate of $20 million from time to time during a three-year period through June 3, 2002. This is also referred to as a put right. In order to invoke a put right, the Company must file a registration statement with the Securities and Exchange Commission registering the resale of the common shares.

On each put the Company must indicate the number of shares of common stock or maximum dollar amount of common stock (not to exceed $2 million) that it will sell to Swartz. The number of common shares sold may not exceed 15% of the aggregate daily reported trading volume for twenty business days after the date of the put right. Swartz will pay the Company either the lesser of the market price minus $.10 or 91% of the market price.

In partial consideration of the equity line commitment, the Company issued to Swartz or its designee warrants to purchase 450,000 shares of Common Stock. Each warrant is exercisable at $1.00625. In addition, following each purchase, the Company is obligated to issue to Swartz, a warrant to purchase shares of common stock equal to 15% of the common shares issued in each put. Each warrant is to be exercisable at a price equal to 110% of the market price. These warrants were valued at $292,757 using the Black-Scholes pricing-model and recorded as deferred financing costs in the financial statements. In addition, we issued warrants to acquire up to 250,000 shares of our Common Stock at an exercise price of $1.00625 to Dunwoody Brokerage Services, Inc., an affiliate of Swartz Private Equity LLC. These warrants were valued at $162,643 and recorded as deferred financing costs in the financial statements.

Alottafun! has authority to issue up to 5,000,000 shares of Preferred Stock pursuant to action by our Board of Directors. In February 1999, Mr. Porter and Mr. Bezalel entered into a stockholders agreement with Alottafun! that granted them 1,000,000 shares each to Mr. Porter and Mr. Bezalel of Series A Voting Preferred Stock. These shares were issued for nominal consideration and were valued at $.0001 par value. We relied upon Section 4(2) for the issuance of these securities. Each share of the Series A Preferred Stock has the right to cast 25 votes per share on each and any matter on which the Common Stock is entitled to vote. Accordingly, Mr. Porter and Mr. Bezalel are able to control the affairs and operations of Alottafun! including, but not limited to, election of directors, sale of assets or other business opportunities. The Series A Preferred Stock has no dividend rights, redemption provisions, sinking fund provisions or preemptive rights. However, the Series A Preferred Stock holders have the right to convert each share of Series A Preferred Stock into ten (10) shares of our Common Stock based upon the following targets. Each one-half (1/2) share of Series A Preferred Stock is convertible into five (5) shares of Common Stock.

                                ALLOTAFUN!, INC.
                    Notes to Financial Statements (continued)
                                   (Unaudited)


For example, we currently have 2,000,000 Series A Preferred shares outstanding, which would convert to a total of 10,000,000 shares of common stock at such time as the Corporation generated $5,000,000 of annual revenues in any twelve month period. Each remaining one half (1/2) share of Series A Preferred Stock is convertible into an additional five (5) shares of Common Stock at such time as the Corporation generates $10,000,000 in annual revenues in any twelve month period.

During 1998, we issued $400,000 of convertible debt together with warrants to purchase 400,000 shares at $0.001 per share. This debt allowed the holder to convert at the lower of $1.25 or 65% of the five-day average of the closing price of the common stock before the election to convert. All this debt was converted into common stock during the nine month period ended September 30, 1999. We have since January 1, 1999, issued 4,549,448 shares of common stock and raised $365,021 and converted debentures of $360,489. These funds were used to further develop our product line, the hiring of key personnel and for working capital purposes.

In January, 1999, we issued an aggregate of 90,000 shares of our restricted Common Stock to Couture & Company in connection with consulting services. We issued outside general corporate counsel approximately 20,000 shares for services prior to and in connection with the preparation of this Form 10-SB. We relied upon Section 4(2) for the issuance of these securities.

In August, 1999, we issued an aggregate of 155,000 shares of our restricted Common Stock in connection with software development services for the company's Toypop.com Internet site. We issued Macdonald Harris and Associates, Ltd.
125,000 shares and Think Innovative Media, Inc. 30,000 shares for these services. We relied upon Section 4(2) for the issuance of these securities.

Note 4 - Joint Venture Agreement

In May 1999, we joint ventured with E-Commerce Fulfillment, LLC. which has established a contract with M.W Kasch, an independent U.S. toy distributor, to launch an e-commerce Internet portal called TOYPOP.COM. The Joint venture is owned 33.3% by E-Commerce Fulfillment and 67.7% by Alottafun!, Inc. E-Commerce Fulfillment (ECF) is wholly owned by Jeffrey C. Kasch, President of M.W. Kasch Company. ECF's responsibilities and obligations include selling toy products to the joint venture, at prices which do not exceed the prices charged to ECF's typical customers. ECF will provide sufficient quantities of its products based on regular availability. ECF will also merchandise the toys on the Web site and make decisions as to which toys to highlight as special buys, promote, or present as a `hot' toy. M.W. Kasch Company will warehouse and provide fulfillment to ECF on an ongoing basis. The relationship between M.W. Kasch Company and ECF is exclusive as far as ECF is concerned, but not exclusive with regard to M.W. Kasch. M.W. Kasch is free to sell any and all other retailers, electronic or otherwise. This joint venture agreement did not materially impact the financial statements for the nine months ended September 30, 1999.

                                ALOTTAFUN!, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-QSB, that are not purely historical, are forward-looking information and statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the Company's expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-QSB. The forward-looking statements contained here-in are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, the Company's ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond the control of the Company. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate.

GENERAL

We were founded in August 1993. Until we generated significant revenues in 1996, we were a development stage enterprise. During the development stage period, we devoted the majority of our efforts to development of a viable product line, testing of product concepts, developing channels of distribution, financing and marketing. These activities were funded by investments from stockholders and borrowings from unrelated third parties.

We have not, through the present time, been in a position to generate sufficient revenues during our limited operating history to fund on-going operating expenses or product development activities. As a result, we resorted to raising capital through equity fundings and from borrowings. In June of 1998, we acquired inventory, equipment, and goodwill of the Mother Hubbard's Creations toy line. We have renamed the Mother Hubbard's Creations toy line Hearthside Treasures. We have sustained significant operating losses since inception resulting in an accumulated deficit of approximately $4,076,323 at September 30, 1999.

Our present strategy is focused on expanding our core products including our Hearthside Treasures toy line and collectible toys; entering new product categories, the development of the ToyPop.com interactive online toy store, and pursuing strategic acquisitions.

We have taken a long-term approach to the development of our business model. Our present strategy anticipates a systematic and cost efficient introduction of new products by developing the marketing channels of distribution to create substantial demand and excitement for our product offerings. We believe this more prudent approach to development of our business will further enhance our long-term prospects for profitable operations.

Because of the highly seasonal nature of the toy business with 80% of its sales occurring in the fourth calendar quarter of each year and the present timing of our advertising and marketing programs for this calendar year, we do not believe that we will become profitable until the year 2001.

We believe that recent success in the collectible toy market, particularly Pokeman and Beanie Babies have set the stage for a resurgence in the collectible market, which we are specifically targeting. Combined with our child oriented internet e-commerce site, our line of collectibles will generate substantial sales in relationship to the past. However, should our collectible toy lines not be received favorably, or should we not be able to adequately market our web-site, this will have a negative impact on our forecasts.

We will continue to incur losses until we are able to increase sales, introduce new product lines and establish distribution capabilities sufficient to offset ongoing operating and administrative costs.

                                ALOTTAFUN!, INC.

We use software, computer technology and other services developed and provided by third-party vendors that may fail due to the year 2000 phenomenon. We are and will be dependent on telecommunications vendors, financial institutions, and third party Internet hosting companies.

The Year 2000 phenomenon is the result of computer programming using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a major system failure or miscalculations.

We are currently assessing the year 2000 readiness of our third-party supplied software, computer technology and other services, which includes software used in our accounting systems and the systems of our joint venture partner, M.W. Kasch. The failure of such software or systems to be year 2000 compliant could have a material negative impact on our corporate accounting functions and the operation of our Web site. We have received assurances from these vendors that their software, computer technology and other services are year 2000 compliant. The failure of our software and computer systems and of our third-party suppliers to be year 2000 compliant would have a material adverse effect on our business. Alottafun! has substantially completed its assessment of its year 2000 readiness. We have received assurances from our major vendors and Web development partners that their systems including hardware and software are year 2000 compliant.

We have not yet developed a complete contingency plan with regard to situations which may result from year 2000 issues. We depend solely on our vendor's efforts to address and prepare for year 2000 issues. The cost of developing an internal contingency plan and implementing such a plan could be material. The present status of our contingency plan is to have several vendors who are capable of providing our products and who with our tooling could manufacture to our product specifications. In May 1999, we invested approximately $12,000 in new computer systems to provide for our administrative and accounting requirements. These systems are year 2000 compliant. The portion of our contingency plan that is dependent on the Internet is highly dependent upon service providers that have given us assurances that they are Year 2000 compliant. We do not have the resources to independently verify that this is in fact true. These third party web development businesses have designed our software to be year 2000 compliant. Costs incurred for the your 2000 ready software are a component of our Web development costs, therefore, we do not expect to incur any material costs for the year 2000 phenomenon remediation. With the low level of present sales, we have determined that the risk of such non-compliance and the opportunity to replace these service providers with others does not warrant a significant investment at the present time. Any failure of our systems, our vendor's systems or the Internet to be year 2000 compliant could have a material adverse consequences for us. Such consequences could include difficulties in operating our Web site, taking product orders, delivering products or conducting other fundamental parts of our business. Any one of which could result in us not being able to conduct our business or, more importantly cause our business operations to end which is our worst case scenario.

RESULTS OF OPERATIONS

Three months ended September 30, 1999 compared to three months ended September 30, 1998

Revenues
--------
Total revenues for the three month period ended September 30, 1999 were $90,092 compared to $10,828 for the same period in 1998, which represents an increase of $79,264 or 732%. The increase was the result of increased sales of our Hearthside Treasures toy product lines.

Cost of Sales
-------------
Cost of sales for the three months ended September 30, 1999 increased $61,788 or 3278% to $63,673 from $1,885 in the same period in 1998. Cost of sales as a percentage of sales increased to 71% from 17% for the three months ended 1999 and 1998, respectively. We expect that improvement in gross profit margins will occur during 1999 as we increase revenues.

                                ALOTTAFUN!, INC.

Selling, General and Administrative Expenses
--------------------------------------------
For the three month period ended September 30, 1999, total selling, general and administrative expenses ("S, G & A") were $293,613 as compared to $42,553, for the same period of 1998, a 590% increase. This increase is attributed to the additional expense from higher compensation paid to our existing personnel, which increased by approximately $34,615. This compensation related to a bonus paid with our common stock. In addition, development expenses associated with our Toypop.com Internet site increased $103,403 during the three months ended September 30, 1999. There were no development expenses in the prior year period. It is not anticipated that these expenses will decrease in the coming periods as the business grows and matures. As revenues increase, we expect that S, G, & A expenses as a percentage of sales to be in the 20-25% range.

Interest Expense
----------------
Interest expense increased 91%, or $3,845 to $8,056 for the three month period ended September 30, 1999 from $4,211 for the same period of 1998.

Net Loss
--------
The net loss and the net loss per share were $410,031 and $0.05 per share respectively, for the three months ended September 30, 1999, as compared to a net loss and net loss per share of $112,166 and $0.05 per share respectively, for the same period of 1998. This loss was an increase of $297,865 or 266%, over the same period the previous year. For the three month period ending September 30, 1999, there were 8,161,779 shares of common stock outstanding, on a weighted average basis, as compared to 2,439,543 shares outstanding in 1998, on the same basis. This represents a 235% increase in shares outstanding in this period as compared to the same period of the previous year.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

Total Revenues
--------------
Total revenues for the nine months ended September 30, 1999 were $110,024 compared to $72,624 for the same period of 1998, which represents an increase of $37,400 or 52%. Revenues increased for the nine months ended September 30, 1999 as compared to the same period the previous year due to our focus on selling toy products rather than selling candy products. We expect that our toy sales for this year will increase with the introduction of our TOYPOP website and its product sales and the revenues anticipated from our Hearthside Treasures product line that will be evidence in the final calendar quarter of this year.

Cost of Sales
-------------
Cost of Sales were 72% of revenues for the nine month periods ended September 30, 1999 and 1998. We expect, once our products are developed and marketed, that the cost of sales to a will be 65-70% of sales which is more typically the traditional margins within the toy industry.

Selling, General and Administrative Expenses
--------------------------------------------
For the nine months ended September 30, 1999, total selling, general and administrative expenses ("S, G & A") were $689,394 as compared to $198,890 for the same period of the previous year, an increase of $490,504, or 246%. This increase is the result of higher marketing, staffing and other general expenses associated with the pace of our development and marketing of our new product lines. For the nine months ended September 30, 1999 selling costs were $137,065 as compared to $98,105 for the same period of the previous year. This increase was attributable to an increase of $23,748 in advertising costs, as well as, a $25,206 charge for product samples. General and administrative expenses were $510,220 as compared to $90,303 for the nine months ended September 30, 1999 and 1998, respectively. This increase was primarily attributed to an increase in accounting and legal expenses of $97,768, for the period ended September 30, 1999. In addition, there was an increase in our Internet development expenses of $113,457 for the nine months ended September 30, 1999 as compared to the same period in 1998. We expect that there will be further increases in our S, G & A expenses as our business continues to develop.

                                ALOTTAFUN!, INC.


During the nine months ended September 30, 1999, we had realized and unrealized losses of $308,659 from securities transactions in investments unrelated to our business. This loss in 1999, compares to losses of $40,638 in the same period in 1998. These securities transactions involved purchases and sales of common stock of publicly traded companies in the technology sector. The realized and unrealized losses associated with these transactions were not the result of one individual transaction. We have taken steps to reduce losses as incurred in the nine months ended September 30, in the future by investing our working capital in more secure instruments until these funds are needed in our operation. Our cash reserves are invested in a no-load mutual fund. We run the risk of market fluctuations which could have a materially adverse effect on our cash reserves. We have sustained losses regarding these investments on our financial statements and it is uncertain whether these losses will continue as a result of these market fluctuations.

Interest Expense
----------------
We had interest expense of $209,586 for the period ended September 30, 1999 as compared to $13,720 for the nine months ended September 30, 1998. The interest expense associated with the conversion of the outstanding debenture at a discount to the market price of the common stock resulted in an additional charge of $192,043 for the nine month period ended September 30, 1999.

Net Loss
--------
Our loss for the nine months ended September 30, 1999 was $1,177,083 as compared to a loss of $232,684 in the prior year's period. This loss represents a 406% increase over the net loss experienced in the year ago period. The basic loss per share was $0.16 per share for the nine months ended September 30, 1999 as compared to $0.10 per share for the same period in 1998. The loss per share for the current period was higher than that of the same period a year ago period. The weighted average shares outstanding for the nine months ended September 30, 1999 was 7,502,476 as compared to 2,318,672 for the same period ended September 30, 1998.

We have experienced losses since our inception. Therefore, we do not utilize a provision within GAAP for a tax benefit from these losses as we are uncertain when we will become profitable. Our eventual profitability depends upon the consumer acceptance of our new product lines.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements and our business operations, including product line development activities with funds provided by the sale of securities and from borrowings. The Swartz equity placement of up to $20 million will provide additional funding and will be utilized over the next three years, subject to meeting funding conditions. We are optimistic that we can meet these conditions. Upon funding from Swartz, we intend to repay all our outstanding indebtedness and utilize the remainder of this funding for working capital purposes to grow the acceptance of our products within the toy industry. We estimate that the Swartz equity placement will initially repay $2 million of debt that includes note payables outstanding and the obligations that we anticipate creating with the development and the initial marketing of our website, however, there is no assurance that these funds will be available to repay all outstanding indebtedness.

Since our formation on August 2, 1993 and until September 30, 1999, we have issued 8,357,481 shares of our common stock and raised $2,071,248. Some common stock was issued for services, all of which has been appropriately valued at the time of issuance.

During 1998, we issued $400,000 of convertible debt together with warrants to purchase 400,000 shares at $0.001 per share. This debt allowed the holder to convert at the lower of $1.25 or 65% of the five-day average of the closing price of the common stock before the election to convert. All this debt was converted into common stock during the nine month period ended September 30, 1999. We have since January 1, 1999, issued 4,549,448 shares of common stock and raised $365,021 and converted debentures of $360,489. These funds were used to further develop our product line, the hiring of key personnel and for working capital purposes.

For the nine months ended September 30, 1999 we used $1,009,374 in cash used by operating activities as compared to $359,696 in the similar period ended
September 30, 1998. Investing activities for the present nine month period included the acquisition of equipment in the amount of $126,155. Financing activities for the nine months ended September 30, 1999 provided $728,703 that included $365,021 from the issuance of common stock. For nine months ended September 30, 1999, cash decreased $411,114 as compared to a decrease of $39,022 in the prior year's period.

Historically we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. We expect that our working capital and capital to grow our business will come from fundings that will primarily include the equity placement line for $20 million arranged with Swartz Private Equity LLC ("Swartz") subject to certain conditions. This placement will provide funding for the establishment and marketing for our new Internet destination web site and the introduction of our product lines. We do not anticipate significant funding with this investment agreement for the present selling season. We do expect that with the commencement of fundings in the first quarter of 2000 which will permit more extensive marketing of new products and further development and refinement of the features of the TOYPOP website. We presently do not have any material capital commitments other than the tools and molds for our collectible product line. Presently, it is anticipated that molds for this product line will cost not more than $60,000.

With our present business strategy, we believe we are focusing on the key elements necessary for us to be both profitable and successful over the long-term. We have recently adopted our present strategy with the key element of using the Internet as a significant channel of distribution for our product lines. We have focused on the successful implementation of this Internet opportunity. We believe that we will arrange for all the financial resources needed to properly execute our plan.

In our opinion, we have sufficient cash to operate for the next 120 days that will include a limited promotion for this years toy selling season and to provide product availability for our Hearthside Treasures. We will need capital to provide for our anticipated working capital needs over the next twelve months. We are presently seeking $1 million in equity to allow us to sustain ourselves until we can benefit from the Swartz investment agreement. We can not provide any assurance that we will be successful in raising such capital as such undertakings are difficult to complete and given the lateness within the toy selling season may be difficult to arrange at all. Should our Internet endeavor become highly successful, it will require more capital. Should this occur, the funding availability in the Swartz placement, if available, which is a periodic equity funding that we are not permitted to entirely draw upon at any one time, may not be sufficient to meet these capital needs. If this is the case or the Swartz facility is unavailable, we have negotiated provisions with Swartz to permit additional fundings outside of our obligation to them. We are optimistic that we will be successful in obtaining future financing from Swartz or others to meet our needs.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                  -----------------
         The Company is not a party to any material pending legal proceedings and no such action by or, to the best of its knowledge, against the Company has been threatened.

Item 5.           Other Information
                  -----------------

         None.

Item 6.           Exhibits and reports on Form 8K
                  -------------------------------

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Alottafun!, Inc.

Dated    12/3/99
                               /s/ Michael Porter
                               ------------------
                               Michael Porter
                               Chief Executive Officer