Form 10QSB/A
period 1999-09-30
ALOTTAFUN INC
filed 1999-12-22
CIK 1020367

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO.1
                                       TO
                                   FORM 10-QSB

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

                                 (262) 334-4500
                                 --------------
                           (Issuer's Telephone Number)


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

                                ALOTTAFUN!, INC.



                                      Index



                                                                           Page
                                                                           ----
Part I - Financial Information
------------------------------

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

Part II - Other Information
---------------------------

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

                                Alottafun!, Inc.

                            Statements of Operations






                                                         Three Months Ended September 30,         Nine Months Ended September 30,
                                                     --------------------------------------   --------------------------------------
                                                             1999               1998                  1999               1998
                                                     --------------------------------------   --------------------------------------
                                                         (Unaudited)        (Unaudited)           (Unaudited)        (Unaudited)
Revenue:
   Sales, net of allowance and discounts                  $ 90,092           $ 10,828             $ 110,024           $ 37,399

Cost of sales                                               63,673              1,885                79,468             27,407
                                                     --------------------------------------   --------------------------------------

Gross profit                                                26,419              8,943                30,556              9,992
                                                     --------------------------------------   --------------------------------------

Operating expenses:
   Selling                                                  64,866              2,945               137,065             38,961
   General and administrative                              225,935             36,114               510,220            138,876
   Depreciation and amortization                             2,812              3,494                42,109             10,482
                                                     --------------------------------------   --------------------------------------
                                                           293,613             42,553               689,394            188,319
                                                     --------------------------------------   --------------------------------------

Loss from operations                                      (267,194)           (33,610)             (658,838)          (178,327)
                                                     --------------------------------------   --------------------------------------

Other expense:
   Net realized gain (loss) on
    sale of securities, trading                           (86,640)           (74,345)             (226,077)           (32,257)
   Unrealized gain (loss) on securities, trading          (48,141)                 -               (82,582)            (8,380)
   Interest expense                                        (8,056)            (4,211)             (209,586)           (13,720)
                                                     --------------------------------------   --------------------------------------
Total other expense                                      (142,837)           (78,556)             (518,245)           (54,357)
                                                     --------------------------------------   --------------------------------------

Loss before taxes                                        (410,031)          (112,166)           (1,177,083)          (232,684)

Income taxes
                                                     --------------------------------------   --------------------------------------

Net loss                                               $ (410,031)        $ (112,166)         $ (1,177,083)        $ (232,684)
                                                     ======================================   ======================================


                                                     --------------------------------------   --------------------------------------
Net loss per common share                                 $ (0.05)           $ (0.05)              $ (0.16)           $ (0.10)
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

Cost of Sales
-------------
Cost of sales for the three months ended September 30, 1999 increased $61,788 or 3278% to $63,673 from $1,885 in the same period in 1998. This increase in cost of sales was due to increased sales of our Hearthside Treasures toy products which typically represent costs of 65-70% of sales. Gross profit margins were less versus the same period a year earlier due to shifts in our types products

                                ALOTTAFUN!, INC.


being sold. During the three months ended September 30, 1998 our cost of sales represented higher margined products. Cost of sales as a percentage of sales increased to 71% from 17% for the three months ended 1999 and 1998, respectively. We expect that improvement in gross profit margins will occur during 1999 as we increase revenues.

Selling, General and Administrative Expenses
--------------------------------------------
For the three month period ended September 30, 1999, total selling, general and administrative expenses ("S, G & A") were $293,613 as compared to $42,553, for the same period of 1998, a 590% increase.

Selling expenses increased $61,921 for the period ended September 30, 1999 from the same period a year earlier. This increase was attributed to increased advertising costs of approximately $22,198, promotional costs of $31,252, and sales commissions and travel expenses of $8,471.

General and Administrative expenses increased $189,139 for the period ended September 30, 1999 from the same period a year earlier. This increase is attributed to the additional expense from higher compensation paid to our existing personnel, which increased by approximately $34,615. This compensation related to a bonus paid with our common stock. In addition, legal and consulting fees increased by approximately $40,000 during this period. Development expenses associated with our Toypop.com Internet site increased $103,403 for the three months ended September 30, 1999 from the same period a year earlier. There were no development expenses in the prior year period. It is not anticipated that these expenses will decrease in the coming periods as the business grows and matures. As revenues increase, we expect that S, G, & A expenses as a percentage of sales to be in the 20-25% range.

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

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

Total Revenues
--------------
Total revenues for the nine months ended September 30, 1999 were $110,024 compared to $37,399 for the same period of 1998, which represents an increase of $72,625 or 194%. Revenues increased for the nine months ended September 30, 1999 as compared to the same period the previous year due to our focus on selling toy products rather than selling candy products. We expect that our toy sales for this year will increase with the introduction of our TOYPOP website and its product sales and the revenues anticipated from our Hearthside Treasures product line that will be evidence in the final calendar quarter of this year.

Cost of Sales
-------------
Cost of Sales were 72% and 73% of revenues for the nine month periods ended September 30, 1999 and 1998, respectively. Cost of sales remained the same as a percentage of sales and were in line with the dollar volume of sales increases. We expect, once our products are developed and marketed, that the cost of sales to a will be 65-70% of sales which is more typically the traditional margins within the toy industry.

Selling, General and Administrative Expenses
--------------------------------------------
For the nine months ended September 30, 1999, total selling, general and administrative expenses ("S, G & A") were $689,394 as compared to $188,319 for the same period of the previous year, an increase of $501,075, or 266%. This

                                ALOTTAFUN!, INC.


increase is the result of higher marketing, staffing and other general expenses associated with the pace of our development and marketing of our new product lines.

For the nine months ended September 30, 1999 selling costs were $137,065 as compared to $38,961 for the same period of the previous year. This increase of $98,104 was attributable to an increase of $35,491 in advertising costs, as well as, a $25,206 charge for product samples. Sales commissions and travel expenses increased approximately $24,000 for the nine months ended September 30, 1999, as compared to the same period a year earlier. In addition, trade show costs increased approximately $13,000 from the same period a year earlier.

General and administrative expenses were $510,220 as compared to $138,876 for the nine months ended September 30, 1999 and 1998, respectively. This increase of $371,344 was attributed to the additional expense from higher compensation paid to our existing personnel, which increased by approximately $133,084. In addition, consulting fees increased by approximately $15,000 during this period. There were increases in accounting and legal expenses of $97,768, for the period ended September 30, 1999. In addition, there was an increase in our Internet development expenses of $113,457 for the nine months ended September 30, 1999 as compared to the same period in 1998. We expect that there will be further increases in our S, G & A expenses as our business continues to develop.

Depreciation and amortization expenses were $42,109 as compared to $10,482 for the nine months ended September 30, 1999 and 1998, respectively. This increase of $31,627 was the result of higher amortization costs attributed to $31,339 of deferred financing costs that were fully amortized during the nine month period ended September 30, 1999.

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

                                ALOTTAFUN!, INC.


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

In our opinion, we have sufficient cash to operate for the next 120 days. To-date we have not had cash resources required to promote our TOYPOP site. for this years toy selling season and to provide product availability for our Hearthside Treasures. We will need capital to provide for our anticipated working capital needs over the next twelve months. We are presently seeking $1 million in equity to allow us to sustain ourselves until we can benefit from the Swartz investment agreement. We can not provide any assurance that we will be

                                ALOTTAFUN!, INC.


successful in raising such capital as such undertakings are difficult to complete and given the lateness within the toy selling season may be difficult to arrange at all. Should our Internet endeavor become highly successful, it will require more capital. Should this occur, the funding availability in the Swartz placement, if available, which is a periodic equity funding that we are not permitted to entirely draw upon at any one time, may not be sufficient to meet these capital needs. If this is the case or the Swartz facility is unavailable, we have negotiated provisions with Swartz to permit additional fundings outside of our obligation to them. We are optimistic that we will be successful in obtaining future financing from Swartz or others to meet our needs.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                  ------------------

         The Company is not a party to any material pending legal proceedings and no such action by or, to the best of its knowledge, against the Company has been threatened.

Item 5.           Other Information
                  -----------------
         None.

Item 6.           Exhibits and reports on Form 8K
                  -------------------------------
         None.

                                ALOTTAFUN!, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       Alottafun!, Inc.

Dated    12/20/99
                                                       /s/ Michael Porter
                                                       -----------------------
                                                       Michael Porter
                                                       Chief Executive Officer