Form 10KSB
period 1999-12-31
ALOTTAFUN INC
filed 2000-04-17
CIK 1020367

ALOTTAFUN, INC.

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 30, 1999

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the year ended December 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21279


                                 ALOTTAFUN, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       39-1765590
          --------                                       ----------
(State or jurisdiction of                   (I.R.S. Employer Identification No.)
incorporation or organization)



            141 N. Main Street, Suite 207, West Bend, Wisconsin          53095
            ---------------------------------------------------          -----
                 (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (262) 334-4500

     Securities registered pursuant to Section 12(b) of the Act: NONE

Check Whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes  [   ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State  issuer's   revenues  for  its  most  recent   reporting   period  (Fiscal
year)........$128,844.

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1999 was $5,528,760. The bid price of the common stock at that date was $0.69.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's stockholders to be held on AUGUST 15, 2000 are incorporated by reference into part III of this Form.

                                 ALOTTAFUN, INC.

                               FORM 10-KSB - Index
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


        PART I

                                                                      Page
                                                                      ----
        Item 1.     Business                                             1.

        Item 2.     Properties                                          14.

        Item 3.     Legal Proceedings                                   14.

        Item 4.     Submission of Matters to a Vote of
                     Security Holders                                   15.

        PART II

        Item 5.     Market of the Registrant's Securities and
                     Related Stockholder Matters                        15.

        Item 6.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      16.

        Item 7.     Consolidated Financial Statements and
                     Supplementary Data                                 24.

        Item 8.     Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosures            24.
        PART III

        Item 9.      Directors and Executive Officers of the
                     Registrant                                         24.

        Item 10.     Executive Compensation                             24.

        Item 11.     Security Ownership of Certain Beneficial
                      Owners and Management                             24.

        Item 12.     Certain Relationships and Related Transactions     24.

        PART IV

        Item 13.     Exhibits, Consolidated Financial Statements,
                      Schedules and Reports on Form 8-K                 25.

        Signatures                                                      27.

This Form 10-KSB  contains  forward  looking  statements,  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company involve risks and uncertainties which may cause our actual results in future periods to be materially different from any future performance suggested herein. We believe that its business strategy that includes focus on collectible toy products and our internet initiative are unique. There can be no assurance that our strategy will be successful. There can be no assurance that sufficient capital can be obtained to market our products and internet services and our performance and actual results could differ materially from those projected in the forward looking statements contained herein.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

OVERVIEW
We were originally established on August 15 1993 as a distributor, and marketer of collectible toys and candy products for children between the ages of three and twelve years old. We have marketed products that include tea sets, games, puzzles, books, plush toys, purses, ride-on cars, and unique surprise boxes that contain gum and candy, collectible toys, trading cards, milk caps (pogs), comic strips, tattoos, stickers, and various promotional inserts. Alottafun! has not generated sufficient revenues in the last two years to fund its ongoing operations and has sustained substantial losses since its inception and we do not expect to become profitable until 2001. Accumulated losses to date are approximately $4,715,397 and there is substantial doubt about our ability to continue as a going concern.

In May 1999, Alottafun! joint ventured with E-Commerce Fulfillment, LLC. which contracted with M.W Kasch, an independent U.S. toy distributor, to launch an e-commerce Internet portal called TOYPOP.COM. The Joint venture was owned 33.3% by E-Commerce Fulfillment and 67.7% by Alottafun!, Inc. E-Commerce Fulfillment
(ECF) was a wholly owned by Jeffrey C. Kasch, President of M.W. Kasch Company. ECF's responsibilities and obligations included selling toy products to the joint venture, at prices that did not exceed prices charged to ECF's typical customers. ECF provided its products based on regular availability. ECF also merchandised toys on the Web site and made decisions as to which toys to highlight as special buys, to promote, or present as a `hot' toy. M.W. Kasch Company warehoused and provided fulfillment to ECF. The relationship between M.W. Kasch Company and ECF was exclusive as far as ECF was concerned, but not exclusive with regard to M.W. Kasch. M.W. Kasch was free to sell any and all other retailers, electronic or otherwise. Our role was to manage marketing strategies, and to provide the electronic mediums for the sale, customer support, and fulfillment of products that the joint venture purchases.

In October 1999, we commenced negotiations with a software developer, MHA, to jointly develop a business-to-business site, that would allow toy manufacturers to sell direct to retailers as a further expansion of its TOYPOP site. We chose not to partner with MHA, and instead decided to pursue a business-to-business strategy ourselves. At Toy Fair 2000, we announced our strategy and began signing up both manufacturers and retailers. We announced our business-to-business internet strategy on February 22, 2000.

On February 28, 2000, the M. W. Kasch and us agreed to terminate our relationship and thereupon, M.W. Kasch Co. gave notice that effective March 28, 2000 our agreement with them was terminated.

On February 10, 2000 as a result of our independent pursuit of a business-to-business strategy without MHA, who hosted the TOYPOP internet site, MHA shut down our TOYPOP site. We intend to remake the site into a channel in the new MRABA internet initiative. Sales of toy products through the TOYPOP site amounted to $ 16,506 during the Holiday selling season, primarily due to the lack of marketing and the limited availability of the better selling toy products that was available through M. W. Kasch. We are optimistic that TOYPOP can be made a viable internet retail portal through a reorganization and restructuring within our MRABA internet opportunity.

According to Toy Manufacturers of America, the leading toy industry trade group, total annual retail toy sales were estimated at $27.2 billion in 1998. This represents traditional retail toy sales of $21 billion and video games of $6.2 billion. These figures represent the retail sales of toys through all major retail outlets such as national toy stores, discount stores, department, drug, food and variety stores; gift and novelty shops; price clubs; bookstores; home supply stores, mail order catalogs and online toy stores.

Toy sales through the Internet represented the fastest growing segment of toy retail sales during the last quarter of 1998. According to Jupiter Communications, Inc., a New York research firm, retail sales through online toy stores is expected to generate $52 million in 1999, $555 million in 2002, and $1.5 billion by 2003 excluding software, books and other children's categories.

Without the joint venture with E-Commerce Fulfillment, we have revised the expectation of our ability to sell toy products over the Internet. As we develop relationships with the toy manufacturers through our MRABA initiative, and providing that we can arrange the necessary capital, we now expect to capture $20 million of this $1.5 billion toy electronic segment of the toy industry by 2003. There is no assurance that we will be successful in marketing and distributing toys through electronic commerce. If we experience any difficulties regarding the development of our Internet site, our future business prospects will be adversely affected.

Our e-commerce site was originally launched on September 21, 1999. The Web-site e-commerce development program cost about $235,144 through December 31, 1999. In comparison with other retailers of toys, our expenditures were relatively small. Marketing expenditures included limited newspapers, radio, magazine, and internet advertisements. Our expected marketing program was not funded for the recent holiday selling season. Our lack of marketing resources has had a negative impact on our sales and our ability to meet our sales projections. Our Toypop.com site was processing orders through February 10, 2000 when it was closed.

Our operating results may hinder our ability to raise additional capital to fund our operations going forward. To date, we have funded our Web-site e-commerce development with working capital provided by the sales of our securities and borrowings. However, there is no assurance that these working capital reserves will be sufficient to complete, launch, and market our e-commerce site. Furthermore, there is no assurance that we will be able to raise additional funds through securities sales and borrowings in the future.

When we again reopen our TOYPOP portal during the second quarter 2000, we will be using industry standard software and systems to process orders and to protect the security of our customers. We will implement a broad array of scaleable site management, search, customer, interaction, and systems used to process customers' orders and payments. These services and systems will use a combination of technologies developed by our software developers and are commercially available, licensed technologies.

Our systems will again be designed to reduce downtime in the event of outages.- they provide 24-hour-a-day, seven-day-a-week availability. Our system hardware will be hosted at a third party facility in New York city that provides redundant communications lines and emergency power back up.

Mother Hubbard Toys (now Hearthside Treasures) was acquired in June 1998 to provide high quality tea sets, cook n' serve sets, continental cookware sets, and food sets to children between the ages of three to five years old. This acquisition presents us with an opportunity to expand our distribution in this growing segment of the toy industry. Mother Hubbard Toys was founded in 1997. The terms of our agreement with Mother Hubbard's Toys calls for us to pay its previous owner, Gerald Waak, the principal of Vagabond Associates, a royalty payment for years 1999 through years 2001. We had no prior affiliation with the seller prior to this acquisition. Prior to our acquisition, Mother Hubbard had approximately $35,000 in sales in 1998 and no sales prior to that date. We have had Mother Hubbard products sales of $109,459 through December 31, 1999.

We continue to seek acquisitions of companies that market basic toy products, however, we have no pending or contemplated acquisitions. If we are presented with appropriate opportunities, we intend to make investments in complementary companies, products or technologies. We could have difficulty in assimilating the acquired technology or products into our operations which could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur further debt or issue more equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to existing stockholders.

Most of our products are relatively simple and inexpensive toys. We believe that these products have proven to have enduring appeal and are less subject to general economic conditions, toy product fads and trends, changes in retail distribution channels and other factors. In addition, the simplicity of these products enables us to choose among a wider range of manufacturers and affords us greater flexibility in product design, pricing and marketing.

We sell our products through our in-house sales staff and independent sales representatives. Our Vice-President of Sales is our only in-house sales employee. Purchasers of our products include grocery, drug, variety, video, mass merchandisers and specialty outlets, although revenues from toy product sales have been very limited in amount to date. Our revenue will all be denominated in U.S. dollars.

Our new e-Commerce initiative will be directed toward established manufacturers, distributors and retailers in the toy industry. We hope that development of our MRABA Internet site will allow us to become a business-to-business portal within the toy industry to expedite delivery of toy products throughout that channel. However, there is no assurance that our marketing and distribution efforts will be successful. Furthermore, the MRABA project and the re-establishment of our TOYPOP site to market and distribute our products through e-commerce may conflict with our ability to market our products directly to retailers and other local distributors.

Over the past few years, the toy industry has experienced substantial consolidation among both toy companies and toy retailers. We believe that the ongoing consolidation of toy companies provides us with increased growth opportunities due to retailers' desire not to be entirely dependent on a few dominant toy companies. Such dependence places tremendous sales and profitability pressure on distributors because if one major retailer decides not to order your product, it could have a significant effect on unit sales and unit profitability. On the other hand, if a distributor can develop an exclusive arrangement with a retailer for a particular toy, this can guarantee healthy sales and profits.


THE TOY INDUSTRY
According to the Toy Manufacturers of America, Inc. ("TMA"), the leading industry trade group, total manufacturers' wholesale shipments of toys, excluding video games, in the U.S., were approximately $15.2 billion in 1998. According to the TMA, the United States represents 36% of toy revenue; Western Europe, Asia and Japan follow with 28%, 13% and 10%. (TMA, 1997). The U.S. is also the leader in toy development, sales support, marketing, advertising and special promotions. Classic toys have consistently remained the backbone of the toy business which includes games, preschool and infant items and activity toys, although, high-tech toys have become increasingly popular among children.

ELECTRONIC COMMERCE
We believe that a significant opportunity exists for both the online retail sale of toys and other products and for business-to-business e-Commerce for the toy industry on the Internet. The Internet has grown rapidly in recent years, spurred by development of easy-to-use Web browsers, a large and growing installed base of advanced personal computers, the adoption of faster and more cost efficient networks, the emergence of compelling Web-based content and commerce applications, and the growing sophistication of the user base. At the end of 1998, there were 98 million Internet users, and projections indicate this user base to grow to 320 million by 2002. In addition, the Internet's commercial use presents a significant opportunity for merchants to reach an expanded customer base. Jupiter Communications, a marketing research firm, estimates that the value of goods and services purchased over the Internet will increase from $2.6 billion in 1997 to $37.5 billion in 2002. The broad acceptance of the Internet as a global communication medium presents significant opportunities for online retail commerce. Online toy retailers currently account for a small portion of total Internet commerce sales, however, a number of businesses have developed plans and begun to focus in this area.

The online commerce market is new, rapidly evolving and intensely competitive. Management expects competition to intensify in the future as more and more businesses develop an Internet presence. Barriers to entry are low which enable current and new competitors to enter that market and sell competitive products without much resistance.

We will compete with a variety of other companies, which include:

-    Current online toy retailers.
-    Traditional  store-based  toy  and  children's  product  retailers.
-    Major discount retailers.
-    Entertainment companies  that  sell  and  license children's products.
-    Catalog retailers of children's products.
-    Manufacturers of children's products.
- Online retailers that currently sell other products and could easily add children's products.
- Internet portals and destination Web sites that host shopping for children's products.

TOYPOP.COM will readily compete in the online retail toy market based on the following factors:

-    Unique child oriented site
-    Wholesale pricing
-    Online games
-    pocket ghost collectibles
-    convenience
-    price
-    speed and accessibility
-    customer service
-    quality of site content
-    reliability and speed of fulfillment.

Many of TOYPOP.COM's current and potential traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources. Many of these current and potential competitors can devote substantially more resources to Web site and systems development than we can. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors or children's toy suppliers as the use of the Internet and other online services increases.

Competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.

TOYPOP.COM's online competitors are particularly able to use the Internet as a marketing medium to reach significant numbers of potential customers. Finally, new technologies and the expansion of existing technologies, such as price comparison programs that select specific titles from a variety of Web sites and may direct customers to other online toy, video game, software, video and music retailers, may increase competition.

However, we feel that wholesale pricing, child oriented marketing, and proprietary products will differentiate the TOYPOP.COM site in the long run and ensure long-term profitability, although we can not provide assurance that we will be successful in doing so.

Online toy sales were estimated to be $200 million in 1999, up from just $1,000,000 in 1997. The online sales of toys are growing dramatically, although it represents a very small portion of total toy annual sales of $25 billion.


BUSINESS STRATEGY
Our business strategy consists of the following elements:

- Expand core products. In February 2000, we introduced new products within our core product lines, including several unique collectible toys. These classic toys continue to be popular among children and are not greatly affected by new trends in the toy industry.

- Enter new product categories. We are currently developing 80 new "Pocket Ghost" collectible products in conjunction with our Hong Kong agent for manufacturing in China. Molds have been made for 84 characters within this product line with the balance of 70 characters scheduled for completion in Summer 2000. Our manufacturer in Israel supervises the quality control and development aspects of new toy products. We maintain strong affiliations with companies in Europe that will enable us to identify new trends and products in the European toy market which can be marketed in the U.S. market. In addition, these relationships present us opportunities in exporting products to Europe. This exporting opportunity would be made available through European distributors. To facilitate sales in Europe, we intend before the end of the year 2000, to make our TOYPOP site available in other languages.

- Development of TOYPOP.COM Interactive online toy store. The TOYPOP.COM online toy store, originally opened on September 21, 1999 and was suspended on February 10, 2000, will be reformulated to become part of the MRABA network of interactive online toy stores. Our Internet destination, targeted to children between the ages of three and twelve, will contain more interactive games and puzzles than are traditionally found on electronic commerce Web sites. A number of characteristics of the toy industry make the online sale of toys particularly attractive relative to traditional distribution channels. The online environment offers many data management and multimedia features that enable consumers to conduct effective searches by name, product type, or product category and display products better than traditional catalogs. Online retailers can more easily obtain extensive demographic and behavioral data about their customers, providing them with greater direct marketing opportunities and the ability to offer a more personalized shopping experience. In addition, online retailers can also offer consumers significantly broader product selection, the convenience of home shopping and 24-hour-a-day, seven-day-a-week operations, available to any location, foreign or domestic that has access to the Internet.

     While physical store-based toy retailers must make significant investments in inventory, real estate and personnel for each store location, online retailers incur a fraction of these costs, generally use centralized distribution, and have virtually unlimited merchandising space. Traditional retailers are compelled to limit the amount of inventory they carry at each store and focus on a smaller selection of faster-selling hit releases. As a result, we believe that a typical toy store is able to carry far less merchandise units compared to the unlimited capability of an online toy store. Online retailers can offer consumers a broader range of products that include hundreds of smaller toy companies that currently have difficulty competing against major toy retailers. As is generally true for popular toy products, availability of these products is highly dependent upon supply commitments from manufacturers and their perception as to expected unit sales. We will, however have the same difficulty as other small retailers obtaining access to a new toy product and such lack of availability could impact our sales and profitability.

     We cannot provide any assurance that our efforts will be successful. In addition, if these popular products are available through us, we cannot provide any assurance that our marketing efforts will be successful as we presently have very limited resources to both promote and market our product offerings. In addition, should such capital resources be made available, we further cannot provide any assurance that it would be available on a timely basis or that we would appropriately spend such funds on an effective or a successful marketing program.

     Our principal TOYPOP objective is to be a leading retailer of children's toy products. Key elements of our strategy include:

     -     FOCUS ON ONLINE RETAILING OF CHILDREN'S PRODUCTS
     TOYPOP.COM intends to become the primary destination for consumers purchasing children's products. Our online store will focus on children's products and will offer an extensive selection of games, software, videos and music. While it intends to focus on toys, TOYPOP.COM will expand offerings into additional children's product categories to take advantage of our customer base, brand name, merchandising expertise and distribution capabilities. We will further expand into books, videos and music categories. We intend to add to the depth of selections within each category as we add many new manufacturers to the site. We intend to bring on-line the products of small manufacturers to enable them to market to consumers through our TOYPOP.COM site by which they will drop ship their merchandise directly to the consumer. We also intend to add a gift registry to the site and add, what we view as quite important, a on-line customer service capability so that our customers can get needed service to order in a prompt and timely manner.

     -     BUILD BRAND RECOGNITION
     Through our advertising and promotional activities, we will target purchasers of children's products, with a primary focus on children and mothers. We believe that while mothers are the principal for purchases of children's products and strongly influence the purchasing decisions of family and friends- children are the ultimate consumer and strongly influence the buying decision. Both off-line and online marketing strategies will be used to maximize customer awareness and enhance brand recognition.

             - OFF-LINE ADVERTISING. TOYPOP.COM will use offline advertising to promote both brand name and specific merchandising opportunities with traditional advertising efforts that will include print advertising in FAMILY FUN, FAMILY PC, PARENTING, PARENTS and CHILD publications, and radio and television advertising in major markets. Our plans will use traditional off-line advertising in order to continue building brand recognition.

             - ONLINE ADVERTISING. TOYPOP.COM will partner with online portals and Internet service providers, parenting-related Web sites and Children-oriented companies.

              - DIRECT ONLINE MARKETING.  As our customer base grows, we expect to continue to collect significant data about customers' buying preferences and habits in an effort to increase repeat purchases by existing customers. We will maximize the value of this information by delivering meaningful and helpful suggestions and special offers to customers via e-mail and other means. In addition, a in-house newsletter, THE TOYPOP NEWS, will alert customers to important developments and merchandising initiatives.

     -    BUILD RELATIONSHIPS WITH CHILDREN
     We intend to build a relationship with children through collectible toys to be launched in the summer of 2000. Within each package will be placed an insert, which will lead the child to a game at the TOYPOP.COM Web site. The site will feature an interconnected series of game challenges with identified users able to earn points, and ultimately prizes as a result of successful completion of a number of challenges. This game element within the site will challenge the ingenuity, problem solving skills, and persistence of the user to boost the perceived value of the rewards. Along the way the users will gain not only an enhancement of those qualities, but a great deal of useful information and positive attitudes. The site will also contain quite a bit of irreverent humor and a bit of silliness, as well as product descriptions, and children auctions, and message boards. The site will function as a tool to drive sales of our collectible toys by utilizing secret code numbers included in toy packaging. The allure of the game element of the site will drive the target user base to purchase the toys not just for the sale of the toys but also for the facilitation of the game. The characters found in collectible toys will be incorporated into the Game Space as well.


     PURSUE WAYS TO INCREASE SALES
     We intend to pursue new opportunities to increase sales by:

     - opening new departments on TOYPOP.COM to expand into new product categories;

     -    increasing product selection in existing departments;

     -    adding more services to further personalize the customer experience;

     -    pursuing international market opportunities; and

     -    acquiring complementary businesses, products or technologies.

     - Pursue strategic acquisitions. Since our inception, we intended to acquire and develop our unique brands through the acquisition of other toy companies or their assets. Our Hearthside Treasures product line is the first of many intended acquisitions that complement our intended product lines. We intend to continue our efforts to acquire and develop the Alottafun! Brand through the acquisition of other toy businesses with valuable trademarks or brands and compatible product lines.

We intend to focus the majority of our time and resources on the development of our collectible toys, the ToyPop.com website and the MRABA.COM portal. We marketed our collectible toys at the February 2000 Toy Fair. There is no assurance that our business strategy, which is highly dependent upon e-commerce, will be successful or that we will be able to generate any significant sales. The on-line marketing efforts of competitors, who are substantially larger and have far more financial resources could have a critical impact on our opportunity for success.

PRODUCTS
Our initial product consisted of a surprise box that included quality gum and candy, toys, trading cards, milk caps (pogs), comic strips, tattoos, stickers, and various promotional inserts. Our initial emphasis was placed upon gaining distribution among convenience and neighborhood stores. More recently, we have targeted larger volume trade channels such as grocery, drug, variety, video, mass merchandisers and specialty outlets. Our success in distributing our Surprise Box was very limited in targeting neighborhood and convenience stores. If we are to be successful in this effort in the future, substantially more advertising and promotion would have to be devoted to this segment. We cannot provide any assurance that we will be successful in this endeavor or that the capital resources will be readily available to fund such a program. Our Internet strategy to sell toys direct to the public could potentially conflict with the distribution of our products though regular retail channels and could adversely impact our sales and profitability. We also cannot provide assurances that we will be successful in this regard.

Our packaging and graphic designs target children between the ages of three and twelve years old. Package designs and graphics are provocative, colorful and irreverent. The main cartoon character located on the package is Reely, which is representative of a typical 10 year old. To develop brand loyalty among the higher age groups of seven to twelve years old, high quality trading cards, milk caps and comics are added to maintain their interest.

Since the introduction of the Alottafun! Surprise Box, we have significantly expanded our product offerings to include:

-    Cooking and housekeeping sets
-    Collectible toys
-    Puzzles
-    Books with built-in games
-    Plush toys
-    Purses
-    Girl make-up kits
-    Ride-on push cars
-    Building block sets
-    Models

COLLECTIBLE TOYS
Our collectible toy products are based on the European Collectible Toy market products. European candy companies have produced collectible toys for over twenty five years which consist of small toys surrounded by candy shells. The toys inside the candy shell are well engineered collectible models of airplanes, cars, clowns, frogs, crocodiles, pandas and a various other objects. These toys have been collected and traded in Europe for many years and have established a substantial secondary market.

We introduced 80 original collectible toys at the Toy Fair 2000 industry convention in February 2000. We have designed our own version of the European Collectible toy that conforms to U.S. product guidelines. Prior to this new design, collectible toys could not meet these guidelines. Our design incorporates the high quality easily assembled objects within a plastic shell. We will introduce new objects inside the collectible frequently and will limit the number of objects produced to stimulate the collectable aspects of the product. The collectible toy product is a natural extension of our Surprise Box and will prove to be a significant product in the United States.

Our collectible toy products introduction was delayed until February 2000 because it has taken us longer than anticipated to construct the molds to manufacture these products and secure distribution relationships. We originally expected to launch these products at the end of 1999, however, we felt that by delaying the launch until Toy Fair 2000 would provide for a more successful introduction. All of the major toy distributors are present for this event which will effectively introduce our collectible products to key distributors without having to visit each one individually. Our limited capital resources to-date make this introduction our most viable alternative, however, there are no assurances that these distributors will be receptive to our collectible toy products and that these products will be successfully introduced. We have focused on introducing our products in the European market initially.

Our Hearthside Treasures acquisition provides high quality tea sets, cook n' serve sets, continental cookware sets, and food sets to children between the ages of three to five years old. This acquisition presents us with an opportunity to expand our distribution in this growing segment of the toy industry. These products are primarily targeted toward young girls which allow us to further diversify our customer base.


TOYPOP.COM
Our internet destination consists of three major components that make it unique. Upon entering TOYPOP.COM, individuals may either choose a section called "Fun Stuff" which contains jokes, puzzles, comics, links to internet sites targeted toward children. The second section contains a guest book for registering on the site allowing us to collect valuable demographic information and extend special promotion to our members. Finally, the last section contains interactive online games that children may play individually or against others.

SALES, MARKETING, AND DISTRIBUTION
 We sell all of our products through our own in-house sales staff and independent sales representatives. Purchasers of our products include toy and discount retail chain stores, department stores, toy specialty stores and wholesalers. The Alottafun! Surprise Box product is also distributed through convenience and small specialty retail establishments. As we continue to expand our operations, we will hire additional independent sales representatives to handle specific classes of trade, such as video, military, mass merchandisers, variety, toy, and other outlets.

Our success depends on our ability to establish and increase the size of our distribution network for our products. To facilitate growth in our distribution network, we provide incentives to distributors by offering them discounts on volume purchases. Except for purchase orders relating to products on order, we do not have written agreements with our customers. Instead, we generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days.

We will budget approximately 5% of our net sales for advertising and promotion of our traditional products. We will use radio and to a lesser extent television commercials to market our products. We advertise our products in trade and consumer magazines and other publications, market our products at major and regional toy trade shows, conventions and exhibitions and carry on cooperative advertising with toy retailers and other customers.


TOYPOP.COM
TOYPOP.COM will promote its brand using a combination of online and traditional advertising. We will advertise online on those popular destinations that target children. As part of these arrangements, we will purchase banner advertisements, often in conjunction with specified search keywords or on contextually appropriate pages that allow children to immediately click through to the TOYPOP.COM site. The significant flexibility of online advertising will allow us to quickly adjust advertising plans in response to seasonal and promotional activities.

We believe that traditional advertising is a key ingredient in building brand recognition and promoting the benefits of online retail shopping. Traditional advertising can be an effective means of promoting widespread brand awareness and attracting traditional retail consumers to TOYPOP.COM's online retail toy store.

With our joint venture with E-Commerce Fulfillment, LLC, we expected to maintain very low inventory levels, but with the withdrawal of M.W. Kasch we are now dependent upon establishing another relationship or providing for the inventory, and computer systems and other elements of the infrastructure to process and fill orders.. The strategic relationship with Kasch had allowed us to avoid the high fixed costs and capital requirements associated with owning and warehousing product inventory and the significant operational effort associated with same-day shipment. We are now obligated to incur additional investment to provide for what we originally believed was a key strategic advantage in competing with other online toy retailers. We believe our MRABA site and the developing relationships we are building with toy manufacturers has the potential to supplant the Kasch relationship.

TOYPOP.COM, once re-opened, will internally process customer orders and will be responsible for both security and data integrity. We will package and ship customer orders and charge for merchandise, shipping and handling. We expect that products will be shipped within two business days after an order is placed.

We will perform customer billing through a third-party credit card processor. We will use First National Bank of Omaha as our credit card processor. Because we are processing confidential information over the Internet, we must take necessary steps to prevent security breaches and fraudulent activities. However, we cannot assure that we can prevent all security breaches even though our third party credit card processor may approve payment of the orders. Under current credit card practices, which we will be subjected, a merchant is liable for fraudulent credit card transactions whereby that merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions would adversely affect our business.


MRABA.COM

GENERAL
MRABA,COM will allow companies to sell products on the internet via a giant network of thousands of retailers. This is an opportunity to increase the distribution base and profits of e-Commerce participants.

We will utilize experienced professionals who are knowledgeable about business-to-business e-Commerce that are based in New York City. We will create a eCommerce network specifically designed for manufacturers, distributors and wholesalers which enables them to display, promote and sell all of their product offerings with no out-of-pocket expenses involved. We will charge a 1% transaction fee for sales that move through our MRABA.COM portal.


ESTABLISH CUSTOMER WEBSITES
We will assist companies to set up products for sale with our e-Commerce software and rapidly establish their presences on our network. We also include previously established company websites that want to benefit from the business-to-business exchange within the MRABA.COM network. The entire focus of this business-to-business portal is to showcase a company's merchandise through a vast network of retailers. For the first time user of the internet, we only require that they provide product pictures, descriptions and prices and we will establish their internet presences.

MRABA.COM ADVANTAGE OVER OTHER e-COMMERCE OPTIONS.
We expect to provide superior technology to showcase a company's merchandise and provide superior customer service. These elements include:

-    Superior Technology
Superior technology provides the MRABA.COM merchant and enables various product departments to offer merchandise with excellent product presentations that are instantaneously published and fully integrated into the MRABA.COM network. The result is a compelling shopping experience for the retailer. Completed product sales through the system automatically generate orders for fulfillment.

-    Showcasing Merchandise
With very little effort, MRABA.COM's flexible design capabilities exploits and presents product values. Quality photographs and descriptions are the raw materials needed to create an effective online presentation. Our internet specialists work with a company to create the intital product offering. When this initial product selection is launched, a participant can add, remove or or modify the offering at any time using our simple internet-based management tools that require no special installation or training. By logging into the MRABA.COM BackOffice with a password, changes can be made directly through the desktop web-browser (Netscape, Internet Explorer or AOL) at any time. In addition to merchandising products in MRABA.COM's network, a company can also get to view all transactions and orders on a real time basis.

Product pages become easily accessed through the appropriate departments. A participant company also gains access to a variety of special promotional options that move merchandise in ways that will benefit their product offerings. Featured Selections and What's New are both areas that focus retailer's attention on specific products at the head of department pages. The Outlet Store and Auction House are other examples that present MRABA.COM member's selections including refurbished items, production over-runs and short-term clearance sales.

-    Superior Customer Service
One of the biggest barriers to merchandising on the web is reliable and trustworthy customer service. We make the process easy for the participant company. We have refined and developed simple policies and procedures that are easy to use for the consumer.

We have made selling merchandise through the Internet an easy process for the participant company. The complexities of presenting and marketing merchandise as well as administrating customer service are all expeditiously and timely handled. By providing and delivering quality merchandise, a participant company benefits within the MRABA.COM internet portal community.


MANUFACTURING
Our own toy products are manufactured through contract manufacturers whom we choose on the basis of quality, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs. All of the manufacturing services performed overseas for us are paid for either by letter of credit or on open account with the manufacturers. To date, we have not experienced any material delays in the delivery of our products; however, delivery schedules are subject to various factors beyond our control, and any delays in the future could adversely affect our sales. Currently, we have ongoing relationships with approximately five manufacturers. We believe that alternative sources of supply are available, although we cannot assure you that adequate supplies of manufactured products can be obtained. At the present time, all of our manufactured products are sold on the basis of letters of credit or wire transfers. We do not inventory product. As we expand our business, we would expect to maintain a thirty-day supply of inventory equal to our forecasted demand. These inventory levels will be subject to inventory risk in the form of obsolescence or through purchasing too much inventory and obtaining low product demand.

Although we do not conduct the day-to-day manufacturing of our products, we participate in the design of the product prototype and production tooling and molds for the products we develop or acquire, and we seek to ensure quality control by actively reviewing the production process and testing the products produced by our manufacturers.

We use our officers for our research and development efforts that include travel expenses to identify manufacturers and use their participation in toy product designs. However, our manufacturers bear a majority of the costs associated with developing new toy products and prototypes. As a consequence of this approach, we have no material research and development expenses.


INTELLECTUAL PROPERTY
The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have a trademark for "Alottafun" for toys, games and playthings and for sales of toys, games and playthings. We have filed trademark applications for Alottatoys.com(TM) and ToyPop.com(TM). We also have applications for Hearthside Treasures(TM), Microtoy Magic Capsule(TM) and Pocket Ghosts(TM). We have filed a patent application for the Pocket Ghost Capsule. We have not received confirmation that any of these trademark or patent applications have been accepted or that the trademarks have been granted. If granted, these trademarks will be protected from the use by others for a period of 10 years as long as our usage of these trademarks continue. There is no assurance trademarks will be granted for these names. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services only. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

COMPETITION
Competition in the toy industry is intense. Many of our competitors have greater financial resources, stronger name recognition and larger sales, marketing and product development departments and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as to the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines we compete against one or both of the toy industry's two dominant companies, Mattel, Inc. and Hasbro, Inc. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories.

TOYPOP.COM and MRABA.COM
The online commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future as more and more businesses develop an Internet presence. Barriers to entry are low which enable current and new competitors to enter our market and sell competitive products without much resistance.

We will compete with a variety of other companies,  including:
-    Current online toy  retailers.
-    Traditional store-based  toy  and  children's  product retailers.
-    Major discount retailers.
-    Entertainment companies that sell and license children's products.
-    Catalog retailers of children's  products;
-    Manufacturers of children's  products.
- Online retailers that currently sell other products and could easily add children's products.
-    Internet portals and destination Web sites that host shopping.

 TOYPOP.COM will compete in the online retail toy market based on the following factors:

-    brand  recognition;
-    selection;
-    convenience;
-    price;
-    speed and accessibility;
-    customer service;
-    quality of site content; and
-    reliability and speed of fulfillment.

Many of our current and potential traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially more resources to Web site and systems development than we can. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors or children's toy suppliers as the use of the Internet and other online services increases.

Certain of our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.

Prospective competitors will be able to use the Internet as a marketing medium to reach significant numbers of potential customers. Finally, new technologies and the expansion of existing technologies, such as price comparison programs that select specific titles from a variety of Web sites and may direct customers to other online toy, video game, software, video and music retailers, may increase competition. If we face increased competition, our operating results may be adversely affected.

There are several ways we intend to differentiate ourselves from other on-line merchandisers. First, we will sell products at significantly less than retail prices. Secondly, our site will be much more child oriented than other on-line toy merchandisers which will include games and other activities for kids. Finally, we will be selling our own line of proprietary collectible toys to children to stimulate traffic on our site. However, there is no assurance that we will be able to successfully differentiate ourselves from our competition. Barriers to entry are low, therefore, our competitors which include major on-line toy merchandisers may adopt our strategies. Our inability to differentiate ourselves from our competitors may have a material adverse effect on our business.

With the withdrawal of M.W. Kasch Company, to supply toy products to us, we are confronted with major uncertainty that we can make a similar arrangement with another toy distributor or other manufacturers. If we are not able to accomplish this, then we will change the on-line retail concept of TOYPOP to provide only our toy products and collectibles.

We continue to intend to use a combination of off-line advertising in magazines, television, etc. and on-line advertising with e-mail campaigns, affiliate programs and the like. However, due to limited advertising resources, we run the risk that we will only be able to attract a limited number of customers to our site once again opened and thus we may have an inability to generate significant sales.


SEASONALITY
Sales of toy products are seasonal. Traditionally, the first quarter is the period of lowest shipments and sales in our business that may cause our operating results to fluctuate significantly from quarter to quarter. Due to these fluctuations, our results of operations for any quarter may vary significantly. Our results of operations may also fluctuate as a result of factors such as the timing of new products introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. On a quarter-by-quarter basis, we will do 40% of annual sales in the fourth quarter of the year. In the first, second and third quarters of the year, we will likely do 10%, 25%, and 25% of annual sales, respectively. Our sales are highly dependent on the successful launch of our e-commerce site. A delay in restarting TOYPOP.com site could have an adverse effect on our sales in any given quarter. Furthermore, the majority of our sales are expected to occur in the fourth quarter. If either of our Internet E-commerce sites are not fully functional and attractive to potential customers, it could have a major affect on our sales in the fourth quarter.

GOVERNMENT AND INDUSTRY REGULATION
Our products are subject to the provisions of the Consumer Product Safety Act ("CPSA"), the Food & Drug Administration ("FDA"), the Federal Hazardous Substances Act ("FHSA"), the Flammable Fabrics Act ("FFA") and the regulations promulgated thereunder. The FDA has review function over any candy products which we produce or which we purchase. The FDA sets standards as to what is proper color additives and food flavoring with regard to our candy products. All our candy is produced under FDA approved conditions. The CPSA and the FHSA enable the Consumer Product Safety Commission to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The FFA enables the Consumer Products Safety Commission to regulate and enforce flammability standards for fabrics used in consumer products. The Consumer Products Safety Commission may also require the repurchase by the manufacturer of articles which are banned. Similar laws exist in some states and cities and in various international markets. We maintain a quality control program designed to ensure compliance with all applicable laws.

PRODUCT LIABILITY INSURANCE
We have never had any liability claims asserted against us. However, we could be subject to product liability claims in connection with the use of the products that we sell. We currently have product liability of $1,000,000 per occurrence and a $2,000,000 aggregate limit. There is no assurance that we can maintain this coverage or that it will be adequate to protect us against future claims.


EMPLOYEES
As of April 7, 2000, we employed 5 persons, all of whom are full-time employees, including three executive officers. Our employment reflects our outsourcing of manufacturing and the establishment of strategic partnerships that allows us to minimize staffing. We believe that we have good relationships with our employees. None of our employees belong to a labor union.

EMPLOYMENT AGREEMENTS
We have employment agreements with Mr. Michael Porter, the company's president, Mr. David Bazel, its Executive Vice President, and Mr. Gerald Couture, its Vice President of Finance and Chief Financial Officer. The specifics of these employment agreements are more fully explained in the proxy statement that is to be filed shortly following this submission.

DIVIDEND POLICY
The Company has not paid any dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company intends to follow a policy of retaining earnings, if any, to finance the development and expansion of its business.

TRANSFER AGENT
Manhattan Transfer Registrar Company of Lake Ronkonkoma, New York acts as the Company's Transfer Agent.


ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 2,000 square feet of space at 141 N. Main Street, Suite 207, West Bend, Wisconsin, 53095, which is currently used for our principal executive offices. The lease for the offices expires on December 31, 2001. The monthly rent for the offices is approximately $900.00.

We also lease office space in Hong Kong, which is used for our outsourcing operations. The office is located at the Peninsula Center, 67 Mody Road, Tsimshatsui East, Kowloon, Hong Kong. In addition to the above locations, we also maintain a New York office at 1178 Procan Ct, Hewlett NY, and a office at Flughafenstrafse 5264546, Morfelden-Walldorf, Germany. We pay no rent for the offices in Hong Kong, New York and Germany. In Hong Kong, we have use of the space as it is in our supplier's office. In New York, our office is the residence of our COO, David Bezalel. In Germany, we share an office with a business partner of Mr. Bezalel, at no cost to us.

ITEM 3.  LEGAL PROCEEDINGS.

LEGAL PROCEEDINGS
There is no pending litigation case, only threatened litigation against the company from MHA, the company's past web site host and e-commerce provider that terminated the company's TOYPOP website and refused to provide additional e-commerce support services. This dispute involves a claim that we failed to timely pay for past services rendered. However, there is no executed written contract between the parties. Also, MHA is refusing to turn over the HTML web pages that comprise our TOYPOP web site. MHA has also asserted certain copyright infringement and trade secret misappropriation claims. No lawsuit has been filed, merely an exchange of letters between respective counsel. If necessary, and if litigation is instituted, we plan to vigorously defend and assert substantial counterclaims. The likelihood of an unfavorable outcome is impossible to assess at this time. The maximum potential loss to us is also impossible to assess at this time.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 1999.


                                     PART II


ITEM 5. MARKET VALUE
Our Common Stock is listed and traded on NASDAQ OTC Bulletin Board under the symbol ALFN. Manhattan Transfer Registrar Company of Lake Ronkonkoma, New York is the transfer agent and registrar for our Common Stock. The following table sets forth for the periods indicated the high and low sale prices for shares of the Common Stock as reported on the OTC. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.



                                                     High              Low
                                                     ----              ---

              1997
         Fourth Quarter                              5 1/8          1 5/16
         Third Quarter                               5              1 7/8

              1998
         Fourth Quarter                              11/2             5/32
         Third Quarter                               2 1/16            7/8
         Second Quarter                              2 5/8            9/16
         First Quarter                               3                   1

              1999
         First Quarter                               3 1/4             1/8
         Second Quarter                              1 3/4           13/16
         Third Quarter                               1 3/4             5/8
         Four Quarter                                7/8             11/16

(1) Our Common Stock began trading on approximately March 11, 1997. There is no trading market for our warrants.

As of December 30, 1999, there were approximately 180 holders of record for common stock However, the Company' management believes that approximately 3,088 of shareholder's beneficially own the Company's Common Stock as of December 31, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     This Statement contains forward-looking statements. The words "anticipated," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control, including, without limitation, the risks described under the caption "Business." Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.


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

We have not, through the present time, been in a position to generate sufficient revenues during our limited operating history to fund on-going operating expenses or product development activities. As a result, we resorted to raising capital through equity fundings and from borrowings. In June of 1998, we acquired inventory, equipment, and goodwill of the Mother Hubbard's Creations toy line. We have renamed the Mother Hubbard's Creations toy line Hearthside Treasures. We have sustained significant operating losses since inception resulting in an accumulated deficit of approximately $4,715,397 at December 31, 1999.

Our present strategy is focused on expanding our core products including our Hearthside Treasures toy line and collectible toys; entering new product categories, the development of the ToyPop.com interactive online toy store and the MRABA.COM business-to-business e-Commerce portal and pursuing strategic acquisitions.

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

Because of the highly seasonal nature of the toy business industry with 80% of sales occurring in the fourth calendar quarter of each year and the present timing of our advertising and marketing programs, we do not believe that we will become profitable until the year 2001. We missed our opportunity for sales through our TOYPOP Internet site in the 1999 selling season. We believe that we are on target for profitability in 2001. Our marketing program will continue to be developed in 2000 to prepare for the fourth quarter selling season. In addition, the introduction of our collectible toy products at Toy Fair 2000 may support additional sales in 2000 to help us become profitable. However, there are no assurances that we will become profitable in 2001.

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


RESULTS OF OPERATIONS

Year ended December 31, 1999 compared to year ended December 31, 1998

Revenues
--------
Total revenues for the period ended December 31, 1999 were $128,844 compared to $37,429 for the same period in 1998, which represents an increase of $91,415 or 244%. The increase was the result of increased sales of our Hearthside Treasures toy product lines.

Cost of Sales
-------------
Cost of sales for the three months ended December 31, 1999 increased $70,127 or 245% to $98,669 from $28,543 in the same period in 1998. Cost of sales as a percentage of sales remained the same at 77% in 1999 as compared to 1998. We expect that improvement in gross profit margins will occur during 2000 as we increase revenues.

Selling, General and Administrative Expenses
--------------------------------------------
For the three month period ended December 31, 1999, total selling, general and administrative expenses ("S, G & A") were $1,278,780 as compared to $454,126, for the same period of 1998, a 181% increase. Within SG & A, selling expenses amount to $204,809 for the year ended 1999 as compared to $66,886 for the prior year, a 206% increase amounting to $137,923. General and administrative expense amounted to $1,073,971 in 1999 as compared to $387,241 in the prior year. This increase amounted to $686,730, or a 177% increase over the prior year. These increases are attributed to the additional expense included legal expense of $80,719, consulting fees of $324,855, officer salaries of $129,231 and other wages of $72,500. Salaries, wages and consulting fees included payments using common stock. In addition, development expenses associated with our Toypop.com Internet site increased $235,144 during the year ended December 31, 1999. There were no development expenses in the prior year. It is anticipated that these expenses as a percentage of revenues will decrease in the future as our business grows. We expect that S, G, & A expense as a percentage of sales will eventual be in the 20-25% range.

Other Expenses
--------------
We incurred losses on the sale of securities for the year ended December 31, 1999 in the amount of $271,686 that included unrealized losses of $110,558 as compared to a $35,507 securities trading loss for the year ended December 31, 1998. This increase in loss amounted to $236,179 for 1999 over 1998. We have discontinued investing in securities and presently deposit any operating funds in money market accounts that bear no speculative risks.

Interest Expense
----------------
Interest expense decreased 14%, or $41,704 to $253,187 for the year ended December 31, 1999 from $294,896 for 1998. This decrease is attributable to a reduction in convertible debt because of conversion into common stock.

Net Loss
--------
The net loss and the net loss per share before extraordinary items were $1,844,176 and $0.24 per share respectively, for the year ended December 31, 1999, as compared to a net loss and net loss per share of $789,620 and $0.31 per share respectively, for 1998. This loss was an increase of $1,054,556 or 134%, over the previous year. During 1999, there was an extraordinary gain of $28,018 attributed to the forgiveness of a debt. There was no similar extraordinary item in 1998. The net loss and the net loss per share were $1,816,176 and $0.23 per share respectively, for the year ended December 31, 1999, as compared to a net loss and net loss per share of $789,620 and $0.31 per share respectively, for 1998. For the year ended December 31, 1999, there were 7,771,193 shares of common stock outstanding, on a weighted average basis, as compared to 2,528,155 shares outstanding in 1998, on the same basis. This represents a 207% increase in shares outstanding this year as compared to the previous year.


Calendar year 1998 compared to calendar year 1997

Revenues
--------
Total revenues for 1998 were $ 37,429 compared to $54,963 for 1997, which represents a decrease of $17,534, or 32%. The decrease was primarily the result of lower sales for our Surprise Box product line. We focused our efforts primarily on expanding into the toy industry and decreased our focus on candy sales by doing much less promotion. There was no contribution from the Mother Hubbard product line during 1998. The acquisition of this product line occurred too late in the selling season to benefit operating results. The acquisition occurred late in the second quarter and there was not enough time to re-introduce this product line to the market.

Cost of Sales
-------------
Cost of sales for 1998 increased $522 or 0.2% to $28,543 from $28,021 in 1997. Cost of sales as a percentage of sales increased from 51% to 76% from 1997 to 1998. This increase was the result of lower margins realized on the sale of our candy products. We expect that improvement in gross profit margins will occur during 1999 as we increase revenues. During the year ended December 31, 1997, cost of sales included a write-down of inventory in the amount of $14,867 for obsolete products.

Selling, General and Administrative Expenses
--------------------------------------------
For the year ended December 31, 1998, total selling, general and administrative expenses ("S, G & A") were $454,127 as compared to $372,426, for 1997, a 22% increase. This increase is attributed to the additional expense from higher compensation paid to our existing personnel, which increased by approximately $96,000. This compensation related to a bonus paid with our common stock. There were no other material factors that caused an increase in selling, general and administrative expenses.

Interest Expense
----------------
Interest expense increased 280%, or $217,229 to $294,896 for 1998 from $77,667 in 1997. This increase in interest expense is attributed to the substantial charge for issuance of warrants at par value, a significant discount to the then market price of the common stock, as part of the funding of $400,000 through a convertible debenture.

Loss on disposal of impaired assets
-----------------------------------
During 1997, we experienced a loss from a write-off of fixed assets that were no longer being used in our business. These items consisted of dies, films, molds, trademarks, and packaging design costs. These equipment assets previously were used to generate income but they became of no further use in our operations during 1997. These assets were disposed of in the year ended December 31, 1997 and there were no similar charges during the year.

Net Loss
--------
The net loss and the net loss per share were $789,620 and $0.31 per share respectively, for 1998, as compared to a net loss and net loss per share of $495,232 and $0.26 per share respectively, for 1997. The loss was an increase of $294,388, or 59%, over the previous year. The loss per share was about 19% more than the previous year. In 1997, we benefited from the settlement of an outstanding payable that resulted in a $0.02 per share extraordinary gain. For 1998, there were 2,528,155 shares of common stock outstanding, on a weighted average basis, as compared to 1,917,013 shares outstanding in 1997, on the same basis. This represents a 32% increase in shares outstanding in 1998 over the previous year.

ACQUISITION OF MOTHER HUBBARD CREATIONS PRODUCT LINE
On June 26, 1998, we purchased Mother Hubbard Creations Product Line of toys from Vagabond Associates and Gerald Waak. This purchase included license rights to the toy line. The consideration for this purchase was royalty payments on sales of Mother Hubbard products of 2% for 1999, 1% for 2000 and 0.5% in 2001 with a minimum guarantee royalty of $10,000 per year. Additionally, we will pay a 1% royalty for the exclusive use of the Mother Hubbard trademark. The Mother Hubbard's Creations toy line has been renamed Hearthside Treasures. We have had Mother Hubbard product sales of $109,459 through December 31, 1999. We anticipate that the expansion of this new product line will represent a niche for young girls that we believe has been neglected and should represent a significant business opportunity for us.

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

Since our formation on August 2, 1993 and until December 31, 1999, we have issued 9,034,104 shares of our common stock and raised $2,071,248. Some common stock was issued for services, all of which has been appropriately valued at the time of issuance.

During 1998, we issued $400,000 of convertible debt together with warrants to purchase 400,000 shares at $0.01 per share. This debt allowed the holder to convert at the lower of $1.25 or 65% of the five-day average of the closing price of the common stock before the election to convert. All this debt was converted into common stock during year ended December 31, 1999. We have since January 1, 1999, issued 1,101,000 shares of common stock and raised $693,851 in cash and converted debentures in the face amount of $361,161 for 3,250,061 shares of common.. These funds were used to further develop our product line, the hiring of key personnel, and for working capital purposes.

For the year ended December 31, 1999 we used $687,039 in cash used by operating activities as compared to $418,719 in the year ended December 31, 1998. Investing activities for the present year included the acquisition of equipment in the amount of $115,441. During 1999, we has a loss from securities transactions in the amount of $271,686. In the prior year, we had a gain of $116,437. Financing activities for 1999 provided $668,362 that included $693,851 from the issuance of common stock. Cash decreased $405,804 for the year 1999 as compared to a decrease of $372,092 in the prior year.


For the calendar year 1998, we used $418,719 in cash used by operating activities as compared to $236,975 in calendar year 1997. Investing activities for 1998 included the purchase and sale of marketable securities in the amount of $1,320,231 and $1,203,794, respectively, for net proceeds of $116,437, and the acquisition of equipment in the amount of $34,969, thus providing $81,468 in cash. For the prior year, investing activities used $182,488 from the purchase of marketable securities for $440,320, the sale of such securities in the amount of $290,840, and the acquisition of equipment in the amount of $33,008. Financing activities for 1998 provide $709,343, the major portion of which was the issuance of a convertible debenture in the amount of $400,489 and proceeds from stock issuance of $221,699. For 1998, cash increased $372,092 as compared to an increase of $39,022 in the prior year.

Historically we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. We expect that the working capital needed to grow our business will come from fundings that will primarily include the equity placement line for $20 million arranged with Swartz Private Equity LLC ("Swartz") subject to certain conditions. This placement will provide funding for the establishment and marketing for our new Internet destination web site and the introduction of our product lines. We do not anticipate significant funding with this investment agreement for the present selling season. We do expect that with the commencement of fundings in the first quarter of 2000 which will permit more extensive marketing of new products and further development and refinement of the features of the TOYPOP website. We presently do not have any material capital commitments other than the tools and molds for our collectible product line. Presently, it is anticipated that molds for this product line will cost not more than $60,000.

During the first quarter of this calendar year 2000, we issued 2,087,000 shares of our common stock as restricted securities to raise $641,500 in additional capital. We have an obligation to register these shares to provide the investors future liquidity of their investment.

With our present business strategy, we believe we are focusing on the key elements necessary for us to be both profitable and successful over the long-term. We have recently adopted our present strategy with the key element of using the Internet as a significant channel of distribution for our product lines. We have focused on a successful implementation of this Internet opportunity. We believe that we will arrange for all the financial resources needed to properly execute our plan.

We do not presently have sufficient cash to operate for more than the next 90 days. We will need capital to promote our toy products during this year's toy selling season, to provide product availability for our Hearthside Treasures, and to development our Internet projects. We will need this capital to provide for our anticipated working capital needs over the next twelve months. We are presently seeking $500,000 in equity to allow us to sustain ourselves until we can benefit from the Swartz investment agreement. We cannot provide any assurance that we will be successful in raising such capital as such undertakings are difficult to complete. Should our Internet endeavors become highly successful, it will require more capital. Should this occur, the funding availability in the Swartz placement, if available, that is a periodic equity funding that we are not permitted to entirely draw upon at any one time, may not be sufficient to meet these capital needs. If this is the case or the Swartz facility is unavailable, we have negotiated provisions with Swartz to permit additional fundings outside of our obligation to them. We are optimistic that we will be successful in obtaining future financing from Swartz or others to meet our needs.


SEASONALITY AND FLUCTUATIONS IN QUARTERLY OPERATING RESULTS
Within the toy industry, there are significant seasonal factors that result in revenue and sales being concentrated in the last half of the calendar year. We expect that as our product lines gain acceptance and that collectibles become a more significant component of our sales, some seasonality can be reduced. Until that occurs, we will experience the same season cycles within the toy industry as other participants.


INFLATION
Inflation has not proven to be a factor in our business since our inception and is not expected to have a material impact on our business in the foreseeable future.


INVESTMENT AGREEMENT OVERVIEW
On June 4, 1999, we entered into an Investment Agreement with Swartz Private Equity, LLC.("Swartz"). The Investment Agreement entitles us to issue and sell our common stock for up to an aggregate of $20 million from time to time during a three-year period through June 3, 2002 subject to certain conditions. This is also referred to as a put right. The Common Stock will be registered for resale in a Form S-1 registration statement to be filed in the near future. There are no provisions in this investment agreement requiring Swartz to vote shares for or support current management in corporate governance matters.

The terms of the Amended Investment Agreement allow Alottafun! to deliver Put Notices to the investor, at times and amounts determined by us, requiring the Investor to purchase the specified number of shares, subject to maximum dollar amounts and subject to limitations based upon our trading volumes. There is no limit on the price of the shares provided that we, in our sole discretion, may specify a minimum price for each Put. The price of such Put is dependent upon the closing price of our common stock. We determine when and in what amount funding will occur. The Company's discretion to determine both the timing of the funding and the amount of funding avoids the conditions that exist with so-called "toxic' or death spiral convertible stock issues. The registration statement, once prepared, will include the resale of the common stock issuable upon exercise of the warrants. The warrants will have an exercise price that resets based upon future market prices at fixed times outside of the Investor's control.
 There are no conditions within the control of Swartz, or which Swartz can cause to not be satisfied. There is a limit such that the amount of a single Put cannot exceed 9.9% of our market cap, but no limit on ownership percentage. We do not expect to benefit from this funding until the third calendar quarter of 2000.

PUT RIGHTS
In order to invoke a put right, we must have an effective registration statement on file with the Securities and Exchange Commission registering the resale of the common shares which may be issued as a consequence of the invocation of that put right. Additionally, we must give at least ten but not more than twenty business days advance notice to Swartz of the date on which we intend to exercise a particular put right and we must indicate the number of shares of common stock we intend to sell to Swartz. At our option, we may also designate a maximum dollar amount of common stock (not to exceed $2 million) which we will sell to Swartz during the put and/or a minimum purchase price per common share at which Swartz may purchase shares during the put. The number of common shares sold to Swartz may not exceed 15% of the aggregate daily reported trading volume during a period which begins on the business day immediately following the day we invoked the put right and ends on and includes the day which is twenty business days after the date we invoked the put right. For each common share, Swartz will pay us the lesser of (i) the market price for such put, minus $.10 or (ii) 91% of the market price for the put, with that percentage determined by the market price in effect on the date we inform Swartz of the put(see table A). Market price is defined as the closing bid price for our common stock on Alottafun!'s principal market However, the market price may not be less than the designated minimum per share price, if any, that we indicated in our notice. If there were no shares traded during the applicable Pricing Period, no shares could be Put, and there would be no need to determine a market price for that Pricing Period.


Table A

Examples of Swartz Common Stock Underwriting at Various Market Prices and examples of the corresponding percentage of total shares of Swartz ownership as of December 31, 1999.

                            Common Stock Market Price

                    $.50(1)    %    $1.00(1)  %    $1.11(2)   %   $2.00(3)    %   $5.00(3)  %
-----------------------------------------------------------------------------------------------
Dollars Converted

$5,000,000        12,500,000  59%  5,555,555 40%  4,950,495  37%  2,747,253  25% 1,098,901  12%

$10,000,000       25,000,000  74% 11,111,111 57%  9,900,990  54%  5,494,505  40% 2,197,802  21%

$20,000,000       50,000,000  86% 22,222,222 73% 19,801,980  70% 10,989,011  57% 4,395,604  35%


(1) Conversion at market price less $.10 per share (the contracted minimum discount to market price)
(2) Price at which conversion at market price less $.10 per share changes to 91% of market price
(3)  Conversion  at 91% of market price

WARRANTS
In partial consideration of the equity line commitment, we issued and delivered to Subscriber or its designated assignee warrants to purchase a total of 450,000 shares of Common Stock. Swartz is the sole subscriber. Each Commitment Warrant shall be exercisable at a price, which shall initially equal $1.00625. Within five business days after the end of each purchase period, we are required to issued and deliver to Swartz a warrant to purchase a number of shares of common stock equal to 15% of the common shares issued to Swartz in the applicable put. Each warrant will be exercisable at a price which will initially equal 110% of the market price on the last day of the applicable purchase period. The exercise price of the warrants resets based upon the market price at fixed times outside of the Investor's control.

LIMITATIONS AND CONDITIONS PRECEDENT TO OUR PUT RIGHTS
Swartz is not required to acquire and pay for any common shares with respect to any particular put for which: we have announced or implemented a stock split or combination of our stock; we have paid a common stock dividend; we have made a distribution of our common stock or of all or any portion of our assets between the put notice date and the date the particular put closes; or we have consummated a major transaction (including a transaction, which constitutes a change of control) between the advance put notice date and the date the particular put closes.

" Major Transaction" shall mean and shall be deemed to have occurred at such time upon any of the following events:

         (i) a consolidation, merger or other business combination or event or transaction following which the holders of our Common Stock immediately preceding such consolidation, merger, combination or event either (i) no longer hold a majority of the shares of our Common Stock or (ii) no longer have the ability to elect the board of directors (a "Change of Control"); provided, however, that if the other entity involved in such consolidation, merger, combination or event is a publicly traded company with "Substantially Similar Trading Characteristics" (as defined below) as we and the holders of our Common Stock are to receive solely Common Stock or no consideration (if we are the surviving entity) or solely common stock of such other entity (if such other entity is the surviving entity), such transaction shall not be deemed to be a Major Transaction (provided the surviving entity, if other than us, shall have agreed to assume all obligations under this Agreement and the Registration Rights Agreement). For purposes hereof, an entity shall have Substantially Similar Trading Characteristics as ours if the average daily dollar trading volume of the common stock of such entity is equal to or in excess of $200,000 for the 90th through the 31st day prior to the public announcement of such transaction;

         (ii) the sale or transfer of all or substantially all of our assets that includes both tangible and intangible assets that allow us to operate most profitably; or

         (iii) a purchase, tender or exchange offer made to the holders of outstanding shares of' Common Stock, such that following such purchase, tender or exchange offer a Change of Control shall have occurred.

Swartz is irrevocably committed to purchase and is not entitled to make any further investment decision with regard to the $20 million.

SHORT SALES
Swartz and its affiliates are prohibited from engaging in short sales of our common stock unless they have received a put notice and the amount of shares involved in a short sale does not exceed the number of shares specified in the put notice. Swartz is allowed only to sell the number of shares that have been put to Swartz, after the Put Date that such shares are put to Swartz. Such a sale could be a short sale (technically defined as a "short exempt" sale). The potential profits from short exempt sales is equal to the Investor's sales price, whatever that may be when the Investor elects to sell a portion of the Put Shares, less the Put Share Price (as defined in the Investment Agreement) for those shares The potential effect on the market price is minimized due to the fact that the amount put is limited to 15% of the trading volume over the Pricing Period.

CANCELLATION OF PUTS
We must cancel a particular put between the date of the advance put notice and the last day of the pricing period if we discover an undisclosed material fact relevant to Swartz's investment decision, the registration statement registering re-sales of the common shares becomes ineffective, or shares are delisted from the then primary exchange. However, anytime a Put Cancellation Notice is delivered to Investor after the Put Date, the Put shall remain effective with respect to a number of Put Shares, which shall equal the lesser of (i) 15% of the sum of the daily reported trading volume in the outstanding Common Stock on the Company's Principal Market during each Evaluation Day of the Truncated Pricing Period, (ii) the number of Put Shares which, when multiplied by their respective Put Share Prices, equals the Maximum Put Dollar Amount, and (iii) 9.9% of the total amount of the Company's Common Stock that would be outstanding upon completion of the Put. As prerequisite to a Put, our Common Stock shall be listed for and actively trading on the OTC Bulletin Board, the NASDAQ Small Cap Market, the NASDAQ National Market or the New York Stock Exchange.

TERMINATION OF INVESTMENT AGREEMENT
We may also terminate our right to initiate further puts or terminate the Investment Agreement by providing Swartz with notice of such intention to terminate; however, any such termination will not affect any other rights or obligations we have concerning the Investment Agreement or any related agreement.


RESTRICTIVE COVENANTS
During the term of the investment agreement and for a period of one year thereafter, we are prohibited from certain transactions. These include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities or with a fixed conversion or exercise price subject to adjustment. We are also prohibited from entering into any private equity line type agreements similar to the investment agreement without obtaining Swartz's prior written approval.

RIGHT OF FIRST REFUSAL
Swartz has a right of first refusal to purchase any variable priced securities offered by us in any private transaction that closes on or prior to six months after the termination of the investment agreement.

SWARTZ'S RIGHT OF INDEMNIFICATION
We are obligated to indemnify Swartz (including their stockholders, officers, directors, employees and agents) from all liability and losses resulting from any misrepresentations or breaches we made in connection with the investment agreement, our registration rights agreement, other related agreements, or the registration statement.

YEAR 2000
To the best of our knowledge and belief, the Company has not experienced any disruption in data processing on our financial reporting and operational systems or malfunction in equipment containing microprocessors or significant delays in receiving goods or services from key vendors and service providers or delinquency in the receipt of payments from significant customers for services provided by the Company as a result of the year 2000 issue. We cannot be sure that some condition relating to the year 2000 exists, but has not been identified.

SEASONALITY AND FLUCTUATIONS IN QUARTERLY OPERATING RESULTS
The Company believes it will experience stronger demand for its products in the spring, summer and fall of each year. By directing its marketing efforts to the warmer states, the Company feels that fluctuations resulting from seasonality will be minimized.


INFLATION
Inflation has not proven to be a factor in the Company's business since its inception and is not expected to have a material impact on the Company's business in the foreseeable future.


ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 7 appears at page F-1, which appears after this page.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on AUGUST 15, 2000.


ITEM 10: EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on AUGUST 15, 2000.



ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on AUGUST 15, 2000.



ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on AUGUST 15, 2000.

                                     PART IV



  ITEM 13. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

         (1)(2) CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

          A list of the Consolidated Financial Statements filed as part of this Report is set forth in Item 8 and appears at Page F-1 of this Report; which list is incorporated herein by reference. The Financial Statement Schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

     (a)(3) EXHIBITS.


All of the items below are incorporated by reference to the Registrant's General Form 10SB and amendments for Registration of Securities as previously filed.

                       EXHIBITS AND SEC REFERENCE NUMBERS


       Number                     Title of Document
       ------                     -----------------
       2(a)                       Certificate of Incorporation (2)
       2(b)                       Plan of Merger (2)
       2(c)                       Agreement and Plan of Merger (2)
       2(d)                       Certificate of Merger (2)
       2(e)                       Amendment to Certificate of Incorporation to Increase
       2(f)                       ByLaws (2)
       3(a)                       Amended and Restated Certificate of Designation, Preferences
       3(b)                       Convertible Debenture Agreement by and between
       3(c)                       2% Convertible Debenture (2)
       3(d)                       Warrant to Purchase Common Stock (2)
       3(e)                       Escrow Agreement (2)
       3(f)                       Preferred Shareholder Agreement (2)
       6(a)                       Agreement by and between Michael Porter and Brian
       6(b)                       Employment Contract with Michael Porter dated 1/22/99 (2)
       6(c)                       Employment Contract with David Bezalel dated  1/22/99 (2)
       6(d)                       Employment Contract with Gerald Couture dated 1/22/99 (2)
       6(e)                       Amended Investment Agreement by and between
       6(f)                       Amended Registration Rights Agreement by and between



       6(g)                       Stock Option Plan of Alottafun! dated May __, 1999 (3)



(1)     Filed Herewith.
(2)     Filed as exhibits to Form 10-SB filed on June 9, 1999.
(3)     Filed as exhibits to Form 10-SB/A filed on September 21, 1999
(4)     Filed as exhibits to Form 10-SB/A filed on November 2, 1999

(b)     Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   April 14, 2000           By: /s/ Michael Porter
                                 ----------------------------
                                 Michael Porter
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


          DATE                         SIGNATURE /  TITLE


Dated: April 14, 2000            By: /s/ Michael Porter
                                 ----------------------------------
                                 Michael Porter
                                 Chief Executive Officer

Dated: April 14, 2000
                                 By: /s/ David Bazalel
                                 ----------------------------------
                                 David Bazalel
                                 Executive Vice President



Dated: April 14, 2000            By: /s/ Gerald Couture
                                 ----------------------------------
                                 Gerald Couture
                                 Chief Financial Officer, Principal
                                 Accounting Officer

                              Financial Statements

                                Alottafun!, Inc.

                     Years Ended December 31, 1999 and 1998
                          Independent Auditors' Report

                                Alottafun!, Inc.

                              Financial Statements

                     Years Ended December 31, 1999 and 1998










                                    Contents



Independent Auditors' Report on Financial Statements.......................F-1

Financial Statements:

    Balance Sheet..........................................................F-2
    Statements of Operations...............................................F-3
    Statements of Changes in Stockholders' Deficit...................F-4 - F-5
    Statements of Cash Flows.........................................F-6 - F-7
    Notes to Financial Statements...................................F-8 - F-19

                          Independent Auditors' Report



Board of Directors
Alottafun!, Inc.
West Bend, Wisconsin


We have audited the accompanying balance sheet of Alottafun!, Inc., hereinafter referred to as the Company, as of December 31, 1999 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has sustained substantial losses since inception that total approximately $4,700,000 and has used cash in operations of approximately $687,000 and $418,700 for the years ended December 31, 1999 and 1998. respectively. The Company also has a negative working capital of $558,000 at December 31, 1999, negative tangible net worth of approximately $455,000 at December 31, 1999, and is currently in default on approximately $81,000 of notes payables. Additionally, the Company has not had significant revenues over the past two years. These issues raise substantial doubt about the Company's ability to continue as a going concern. Realization of the Company's assets is dependent upon the Company's ability to raise additional capital, as well as generate revenues sufficient to result in future profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Certified Public Accountants
Tampa, Florida
March 31, 2000

                                Alottafun!, Inc.

                                  Balance Sheet

                                December 31, 1999





Assets
Current assets:
    Cash                                                                                            $         5,310
    Accounts receivable                                                                                       2,685
                                                                                                    ---------------
Total current assets                                                                                          7,995

Property and equipment, net of  accumulated depreciation                                                    102,397

Other assets, trademark, net of accumulated amortization                                                      3,043
                                                                                                    ---------------

                                                                                                    $       113,435
                                                                                                    ===============


Liabilities and Stockholders' Deficit Current liabilities:
    Current maturities of long-term debt                                                            $       132,691
    Accounts payable                                                                                        325,128
    Accrued expenses                                                                                        108,384
                                                                                                    ---------------
Total current liabilities                                                                                   566,203

Stockholders' deficit:
    Preferred stock; par value of $.0001 per share; 5,000,000
        shares authorized; 2,000,000 shares issued and outstanding                                              200
    Common stock; par value of $.01 per share; 50,000,000
        shares authorized; 9,034,104 shares issued and
        outstanding                                                                                          90,341
    Additional paid-in capital                                                                            4,750,988
    Accumulated deficit                                                                                  (4,715,397)
                                                                                                    ---------------
                                                                                                            126,132
    Deferred financing costs                                                                               (455,400)
    Stock subscription receivable                                                                          (123,500)
Total stockholders' deficit                                                                                (452,768)

                                                                                                    $       113,435
                                                                                                    ===============





Read independent auditors' report. The accompanying notes are an integral part of the financial statements.

                                Alottafun!, Inc.

                            Statements of Operations





                                                                                       Year Ended December 31,
                                                                                 ----------------------------------
                                                                                       1999               1998
                                                                                 ----------------------------------

Sales, net of allowance and discounts                                            $       128,844     $       37,429

Cost of sales                                                                             98,669             28,543
                                                                                 ----------------------------------

Gross profit                                                                              30,175              8,886
                                                                                 ----------------------------------

Operating expenses:
    Selling                                                                              204,809             66,886
    General and administrative                                                         1,073,971            387,241
    Depreciation and amortization                                                         51,801             13,976
                                                                                 ----------------------------------
                                                                                       1,330,581            468,103
                                                                                 ----------------------------------

Loss from operations                                                                  (1,300,406)          (459,217)
                                                                                 ----------------------------------

Other expenses:
    Net realized loss on sale of securities, trading                                    (161,128)           (35,507)
    Net unrealized loss on trading securities                                           (110,558)
    Interest expense                                                                    (253,187)          (294,896)
    Other expense                                                                        (18,897)
                                                                                 ----------------------------------
Total other expenses                                                                    (543,770)          (330,403)
                                                                                 ----------------------------------

Net loss before extraordinary gain                                                    (1,844,176)          (789,620)

Extraordinary gain on forgiveness of debt                                                 28,018
                                                                                 ----------------------------------

Net loss                                                                         $    (1,816,158)    $     (789,620)
                                                                                 ==================================

Loss per common share:
    Loss before extraordinary gain                                                         $(.24)             $(.31)
    Extraordinary gain                                                                       .01
                                                                                 ----------------------------------
Net loss per common share                                                                  $(.23)             $(.31)
                                                                                 ==================================





Read independent auditors' report. The accompanying notes are an integral part of the financial statements.

                                Alottafun!, Inc.

                 Statements of Changes in Stockholders' Deficit

                     Years Ended December 31, 1999 and 1998




                                                               Preferred Stock                  Common Stock
                                                          ----------------------          -------------------------
                                                                         $.0001                              $.01
                                                          Shares            Par           Shares              Par
                                                          Issued           Value          Issued             Value
                                                          ----------------------          -------------------------

Balance, December 31, 1997                                                                2,128,343      $   21,283

Acquisition of treasury stock

Issuance of common stock for
    services                                                                                237,700           2,377

Conversion of debt to equity
    by creditors                                                                             27,500             275

Issuance of common stock for cash                                                           730,900           7,309

Intrinsic value of convertible feature
    of debentures with detachable
    warrants

Issuance of common stock for
    conversion of debentures                                                                269,590           2,696

Exercise of detachable warrants                                                             411,000           4,110

Conversion of mandatorily
    redeemable equity instruments                                                             3,000              30

Net loss for year

                                                                                          -------------------------
Balance, December 31, 1998                                                                3,808,033          38,080



Read independent auditors' report. The accompanying notes are an integral part of the consolidated financial statements.



Additional                                                      Stock                Deferred
  Paid-In             Accumulated            Treasury       Subscription             Financing
  Capital               Deficit               Stock           Receivable               Costs                Total
---------------------------------------------------------------------------------------------------------------------
$    1,980,405     $     (2,109,619)     $     (61,133)                                              $     (169,064)

                                                (6,755)                                                      (6,755)


       152,078                                                                                              154,455


        44,725                                                                                               45,000

       220,798                                                                                              228,107



       440,949                                                                                              440,949


        37,304                                                                                               40,000

        (4,110)


         3,756                                                                                                3,786

                           (789,620)                                                                       (789,620)
-------------------------------------------------------------------------------------------------------------------

     2,875,905           (2,899,239)           (67,888)                                                     (53,142)


                                Alottafun!, Inc.

                 Statements of Changes in Stockholders' Deficit

                     Years Ended December 31, 1999 and 1998




                                                           Preferred Stock                     Common Stock
                                                          ---------------------           -------------------------
                                                                         $.0001                               $.01
                                                          Shares           Par              Shares             Par
                                                          Issued          Value             Issued            Value
                                                          ---------------------           -------------------------

Stock issued for subscription and debt                                                      249,007           2,490

Issuance of common stock for services                                                       621,700           6,217

Issuance of preferred stock for services                  2,000,000      $   200

Issuance of common stock for cash                                                         1,100,100          11,002

Issuance of common stock from
    conversion of debentures and interest                                                 3,250,621          32,506

Conversion of mandatorily redeemable
    equity instruments                                                                        4,643              46

Intrinsic value of conversion feature on detachable warrants

Retirement of treasury stock

Net loss for year
                                                       ------------------------------------------------------------
Balance, December 31, 1999                                2,000,000      $   200          9,034,104      $   90,341
                                                       ============================================================



Read independent auditors' report. The accompanying notes are an integral part of the consolidated financial statements.



     Additional                                                     Stock             Deferred
      Paid-In             Accumulated           Treasury         Subscription         Financing
      Capital               Deficit               Stock           Receivable            Costs                Total
-------------------------------------------------------------------------------------------------------------------

       146,111                                               $      (123,500)                                25,101

       307,288                                                                                              313,505

                                                                                                                200

       682,849                                                                                              693,851


       328,655                                                                                              361,161


        22,668                                                                                               22,714


       455,400                                                                     $   (455,400)

       (67,888)                                 67,888

                         (1,816,158)                                                                     (1,816,158)
-------------------------------------------------------------------------------------------------------------------

$    4,750,988     $     (4,715,397)     $           0       $      (123,500)      $   (455,400)     $     (452,768)
===================================================================================================================


                                Alottafun!, Inc.

                            Statements of Cash Flows





                                                                                         Year Ended December 31,
                                                                                     ------------------------------
                                                                                           1999             1998
                                                                                     ------------------------------
Operating activities
    Net loss                                                                         $ (1,816,158)      $  (789,620)
                                                                                     ------------------------------
    Adjustments to reconcile net loss to net cash used
        by operating activities:
           Depreciation and amortization                                                   51,801            13,976
           Loss on sale of marketable securities                                          161,128            35,507
           Unrealized loss on marketable securities                                       110,558
           Interest on conversion of convertible debentures                               192,043           223,529
           Interest on warrants                                                                              25,377
           Preferred stock issued for services                                                200
           Common stock issued for services                                               313,505           154,455
           Loss on disposal of assets                                                      20,626
           (Increase) decrease in:
               Accounts receivable                                                         (2,685)
               Inventory                                                                    4,914             8,086
               Other assets                                                                 3,204            (1,013)
               Deposits                                                                    19,450           (19,250)
           Increase (decrease) in:
               Accounts payable                                                           226,007           (96,218)
               Accrued expenses                                                            28,368            26,452
                                                                                     ------------------------------
    Total adjustments                                                                   1,129,119           370,901
                                                                                     ------------------------------
    Net cash used by operating activities                                                (687,039)         (418,719)
                                                                                     ------------------------------

Investing activities
    Acquisition of equipment and intangible assets                                       (115,441)          (34,969)
    Proceeds from sale of marketable securities                                         6,466,046         1,320,231
    Purchase of marketable securities                                                  (6,737,732)       (1,203,794)
                                                                                     ------------------------------
    Net cash (used) provided by investing activities                                     (387,127)           81,468
                                                                                     ------------------------------

Financing activities
    Proceeds from collection of stock subscription                                                          126,213
    Proceeds from common stock and related paid-in capital                                693,851           221,699
    Purchase of treasury stock                                                                               (6,755)
    Principal reductions of long-term debt                                                (25,489)          (27,688)
    Issuance of convertible debentures                                                                      400,489
    Reduction in mandatorily redeemable equity instruments                                                   (4,615)
                                                                                     ------------------------------
    Net cash provided by financing activities                                             668,362           709,343
                                                                                     ------------------------------

Net (decrease) increase in cash                                                          (405,804)          372,092

Cash at beginning of year                                                                 411,114            39,022
                                                                                     ------------------------------

Cash at end of year                                                                  $      5,310       $   411,114
                                                                                     ==============================



Read independent auditors' report. The accompanying notes are an integral part of the financial statements.

                                Alottafun!, Inc.

                            Statements of Cash Flows





                                                                                          Year Ended December 31,
                                                                                     ------------------------------
                                                                                           1999             1998
                                                                                     ------------------------------
Supplemental disclosures of cash flow information
    and noncash financing activities
        Cash paid during the year for interest                                       $     30,494       $    14,821
                                                                                     ==============================


    During the year ended December 31, 1998, the Company exchanged 27,500 shares of common stock as payment on $45,000 of notes payable.

    In addition, the Company reclassified 3,000 shares of the mandatorily redeemable equity instruments to common stock. This was done as payment against the outstanding payable of $3,786.

    The Company issued approximately $400,000 in convertible debentures in 1998 that were convertible into common stock. The Company recorded interest of approximately $223,500 to reflect the intrinsic value of the conversion feature of these debentures. In December 1998, $40,000 of the debentures were converted into 269,590 shares of common stock. During December 31, 1999, $361,161 of the balance of the debentures was converted into 3,250,621 shares of common stock.

    In connection with the convertible debentures, the Company issued detachable stock warrants to acquire 411,000 shares of common stock valued at $217,420, which was recorded as other intangible assets. The Company used the Black-Scholes pricing model to value these warrants. These debentures were converted in December 1999 and the intangible asset fully amortized.

    During 1999, the Company issued 249,007 shares of common stock for satisfaction of a note payable totaling $25,101 and a stock subscription totaling $123,500 to a stockholder of the Company.

    The Company reclassified the remaining 4,643 shares of the mandatorily redeemable equity to common stock.

    In connection with the equity line commitment, the Company issued warrants to purchase 700,000 shares of common stock. The Company used the
    Black-Scholes pricing model to value the options, which were valued at $455,400. This intrinsic value has been recorded as capital in excess of par value.





Read independent auditors' report. The accompanying notes are an integral part of the financial statements.

                                Alottafun!, Inc.

                          Notes to Financial Statements

                     Years Ended December 31, 1999 and 1998



1.      Background Information

Alottafun!, Inc. (the "Company") was incorporated in the state of Wisconsin on August 2, 1993, and effectively re-incorporated in the state of Delaware on September 17, 1998 by merging the Wisconsin corporation into a newly created Delaware corporation. The Company headquarters is located in West Bend, Wisconsin.

Initially, the Company operated as an assembler of toy and candy packages. Its customers were retailers and distributors located primarily throughout the mid-eastern United States.

In 1997, the Company ceased its assembly operations and changed its focus to distribution of toys and candy packages. Starting in late 1998, the Company again shifted its focus, this time towards becoming a toy manufacturer and marketer with a more extensive toy line. Included in this line are tea and cook sets, housekeeping toys, games and puzzles, purses, and ride on cars. The Company plans to distribute the product line through toy retailers and over the Internet.

During 1999, the Company increased the number of authorized common shares of stock to 50,000,000.


2.      Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses since inception that total approximately $4,700,000 and has used cash in operations of approximately $687,000 and $419,000 for the years ended December 31, 1999 and 1998, respectively. The Company has a negative working capital of $558,000 at December 31, 1999 and has negative tangible net worth of approximately $455,000 at December 31, 1999. In addition, as further explained in Note 5 to the financial statements, the Company is currently in default on approximately $81,000 of notes payable. The Company also has no significant revenues. Presently, the Company's ability to develop a product and transition to attaining profitable operations is dependent upon obtaining adequate financing and achieving a level of sales adequate to support the Company's cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.






Read independent auditors' report.

                                Alottafun!, Inc.

                          Notes to Financial Statements

                     Years Ended December 31, 1999 and 1998



3.      Significant Accounting Policies

The significant accounting policies followed are:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The Company extends credit to its various customers based on the customer's ability to pay. Based on management's review of accounts receivable, no allowance for doubtful accounts is considered necessary.

        Property and equipment are stated at cost. Additions and improvements to property and equipment are capitalized. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 5 to 7 years.

        Selling costs related to the issuance of debentures have been capitalized and are being amortized over the life of the debentures using the interest method. Amortization for the years ended December 31, 1999 and 1998 amounted to $32,390 and $549, respectively.

        The Company records revenue and related profit when the product is shipped to the customer.

        The Company  accounts  for  marketable  securities  in  accordance  with
        Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification on its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Management has classified its marketable securities as "trading securities." Trading securities are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses are deemed temporary and are included in earnings. The cost of the marketable securities is based on the specific identification method. Interest and dividends on equity securities are included in investment income. The Company had marketable securities with a fair market value of $100 at December 31, 1999.

Read independent auditors' report.

                                Alottafun!, Inc.

                          Notes to Financial Statements

                     Years Ended December 31, 1999 and 1998



3.      Significant Accounting Policies (continued)

        The costs of the trademark acquired are being amortized using the straight-line method over the estimated useful life of five years. The useful life of the trademark is evaluated annually and adjusted, if necessary.

        FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. This statement provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation expense is recorded on the date the options are granted to employees equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of FASB No. 123.

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

        The Company follows FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows are expected to result from the use of the assets and their eventual disposition.









Read independent auditors' report.

                                Alottafun!, Inc.

                          Notes to Financial Statements

                     Years Ended December 31, 1999 and 1998



3.      Significant Accounting Policies (continued)

        The Company issues stock in lieu of cash for certain transactions. Generally, the fair value of the stock, based on comparable cash purchases, is used to value the transactions.

        Offering costs associated with the sale of stock are capitalized and offset against the proceeds of the offering or expensed if the offering is unsuccessful.

        The Company issued approximately $400,000 in convertible debentures in 1998. These debentures are convertible into common stock. The Company has recorded interest totaling $223,529 to reflect the intrinsic value of the beneficial conversion feature of these debentures. The convertible debentures are convertible at any time over a five-year period. During 1999, these debentures were converted into common stock.

        In connection with the convertible debentures, the Company issued detachable stock warrants to acquire 411,000 shares of common stock valued at $217,420, which was recorded as other intangibles. The Company used the Black-Scholes pricing model to value these warrants. The value of these warrants was being amortized over the five-year life of the convertible debentures. The conversion of the debentures into stock accelerated the amortization of the warrants, which amounted to $192,043 for the year ended December 31, 1999.

        Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Common stock equivalents are not considered because their effect would be anti-dilutive.

        Advertising costs are charged to operations when incurred and amounted to $96,298 and $1,321 for the years ended December 31, 1999 and 1998, respectively.












Read independent auditors' report.

                                Alottafun!, Inc.

                          Notes to Financial Statements

                     Years Ended December 31, 1999 and 1998



4.      Property and Equipment

Property and equipment consist of:

        Office equipment                                           $    26,439
        Warehouse equipment, dies, files, and molds                    107,420
                                                                   -----------
                                                                       133,859
        Less accumulated depreciation                                   31,462
                                                                   -----------
                                                                   $   102,397
                                                                   ===========


5.      Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of:


        Revolving  note  payable to bank (loan  limited to lesser of $100,000 or
           $30,000,  plus 50.0% of accounts  receivable);  interest at 2.0% over the bank's base rate; interest payable monthly; outstanding principal payable via lockbox collection of accounts receivable; collateralized by a selective business security agreement and
           personal guarantees; due on demand                                                  $    30,000
        Note payable to Private  Industry  Council of  Milwaukee  County,  Inc.;
           interest at 18.0%;  unsecured;  payments of $8,750 each were required on July 5, 1996, October 5, 1996,
           and April 5, 1997; in default                                                            70,000
        Note payable, unsecured; payable in monthly
           installments of  $903, including principal
           and interest at 18.0% per annum; in default                                              11,043
        Note payable, unsecured; interest at 10.0% per
           annum; due on demand                                                                     21,648
                                                                                               -----------
                                                                                                   132,691
        Less current maturities                                                                    132,691
                                                                                               -----------
                                                                                               $         0
                                                                                               ===========




Read independent auditors' report.

                                Alottafun!, Inc.

                          Notes to Financial Statements

                     Years Ended December 31, 1999 and 1998



6.      Stock

The Company issued $400,000 in convertible debentures in December 1998. The debentures paid interest at two percent per annum and matured on December 8, 2003. The debentures were convertible into shares of common stock at the option of the holder and could be converted at any time commencing on the issue date. The conversion price for each debenture at the date of conversion is the lessor of $1.25 or 65 percent of the average closing bid price for the five trading days immediately preceding the conversion date. If the closing price is less than or equal to $.10 per share, the Company, at its sole option, may allow the holder to proceed with the conversion or may redeem the unconverted amount of debentures at 154 percent of such unconverted amount, plus any accrued and unpaid interest. The stock was trading at $.53 per share on the date of issuance. The Company has recorded interest of approximately $223,500 in 1998 to reflect the intrinsic value of the conversion feature of these debentures. During 1999, the debentures were converted into 3,250,621 shares of common stock.

In association with the convertible debentures listed above, the Company issued detachable stock warrants to acquire 411,000 shares of common stock. The warrants entitle the holders to purchase common stock at $.001 per share at any time prior to December 31, 2003. The Company used the Black-Scholes pricing model to value the warrants. Based on this pricing model, the value of the warrants is $217,519, which was amortized over the five-year life of the convertible debentures; however, the conversion of debentures to stock accelerated this amortization. The Company has amortized $25,377 of the intrinsic value during the year ended December 31, 1998. During the year ended December 31, 1999, these warrants were exercised and the balance of the intangible asset of $192,043 was expensed as interest.

On June 4, 1999, the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz"). The investment agreement entitles the Company to issue and sell common stock for up to an aggregate of $20 million from time to time during a three-year period through June 3, 2002. This is also referred to as a put right. In order to invoke a put right, the Company must file a registration statement with the Securities and Exchange Commission, registering the resale of the common shares.












Read independent auditors' report.

                                Alottafun!, Inc.

                          Notes to Financial Statements

                     Years Ended December 31, 1999 and 1998



6.      Stock (continued)

On each put right, the Company must indicate the number of shares of common stock or maximum dollar amount of common stock (not to exceed $2 million) that it will sell to Swartz. The number of common shares sold may not exceed 15 percent of the aggregate daily reported trading volume for 20 business days after the date of the put right. Swartz will pay the Company either the lesser of the market price minus $.10 or 91 percent of the market price.

In partial consideration of the equity line commitment, the Company issued to Swartz, or its designee, warrants to purchase 450,000 shares of common stock. Each warrant is exercisable at $1.00625. These warrants were valued at $292,757 using the Black-Scholes pricing model and recorded as deferred financing costs in the financial statements. Following each purchase of common stock, the Company is obligated to issue to Swartz, a warrant to purchase shares of common stock equal to 15 percent of the common shares issued in each put right. Each warrant is to be exercisable at a price equal to 110 percent of the market price. In addition, the Company issued warrants to acquire up to 250,000 shares of common stock at an exercise price of $1.00625 to Dunwoody Brokerage Services, Inc., an affiliate of Swartz. These warrants were valued at $162,643 and are also recorded as deferred financing costs in the financial statements. No shares of the Company's common stock have been issued under this agreement as of December 31, 1999.

The Company has authority to issue up to 5,000,00 shares of preferred stock pursuant to action by the board of directors. In February 1999, the Company entered into an agreement with two stockholders/directors that granted them 1,000,000 shares each of Series A voting preferred stock. These shares were issued for nominal consideration and were valued at $.0001 par value. Each share of the Series A preferred stock has the right to cast 25 votes per share on each and any matter that the common stock is entitled to vote. Accordingly, the two stockholders/directors are able to control the affairs and operations of the Company including, but not limited to, election of directors, sale of assets, or other business opportunities. The Series A preferred stock has no dividend rights, redemption provisions, sinking fund provisions, or preemptive rights. However, Series A preferred stockholders have the right to convert each share of the Series A preferred stock into common stock based on the Company attaining specified annual revenue limits.

In January 1999, the Company initiated a stock option plan for employees of the Company. A total of 10,000,000 shares have been reserved for issuance under the plan. Approximately 5,500,000 options to purchase a total of 5,500,000 shares of stock were granted to executives of the Company as part of their employment agreements.





Read independent auditors' report.

                                Alottafun!, Inc.

                          Notes to Financial Statements

                     Years Ended December 31, 1999 and 1998



6.      Stock (continued)

The Company grants options and warrants to purchase shares of the Company's common stock to individuals under various agreements. The following is a summary of stock option and warrant activity during the year ended December 31, 1999:


                                                Options                           Warrants
                                   ---------------------------------  -------------------------------
                                     Number       Weighted Average        Number     Weighted Average
                                    of Shares     Exercise Price        of Shares    Exercise Price
                                   ------------------------------------------------------------------
        Outstanding at
           December 31, 1997                0           $  .00                    0           $ .00
                                    ---------------------------------------------------------------
        Granted in 1998                     0              .00              411,000             .001
        Exercised in 1998                   0              .00             (411,000)           (.001)
                                    -----------------------------------------------------------------
        Outstanding at
           December 31, 1998                0              .00                    0             .00
        Granted in 1999             5,500,000              .15              700,000            1.01
        Exercised in 1999                   0              .00                    0             .00
                                    ---------------------------------------------------------------
        Outstanding at
           December 31, 1999        5,500,000           $  .15              700,000           $1.01
                                    ===============================================================

The following table summarizes the status of outstanding options and warrants at December 31, 1999:

                                                            Weighted Average
             Exercise                  Number                   Remaining
               Price                  of Shares             Contractual Life
          ---------------------------------------------------------------------
            $  0.15                   5,500,000                   9.08
            $  1.01                     700,000                   4.50
                                   --------------
                                       6,200,00
                                   ==============

As of December 31, 1999, all of the above were exercisable, the options expire 10 years after the date granted, and the warrants expire five years after the date of grant.













Read independent auditors' report.

                                Alottafun!, Inc.

                          Notes to Financial Statements

                     Years Ended December 31, 1999 and 1998



6.      Stock (continued)

FASB No. 123 requires disclosure of pro forma net income as if the fair value based methods had been applied in measuring compensation costs for common stock options and warrants granted. Pro forma net income and net income per common share are as follows for the year ended December 31, 1999:

        As reported:
           Net loss                                       $   (1,816,158)
                                                          ==============
           Basic loss per common share                    $         (.23)
                                                          ==============

        Pro forma:
           Net loss                                       $   (2,606,658)
                                                          ==============
           Basic loss per common share                    $        (.34)
                                                          ==============

The weighted average fair value of the options and warrants at their grant date during year ended December 31, 1999 was $.20. The estimated fair value of each option granted is calculated using the Black-Scholes option pricing model. The following summarizes the weighted average of the assumptions used in the model:

        Risk-free interest rate                                   5.072%
        Expected years until exercise                             8.23 Years
        Expected dividend yield                                     --

During 1998, the Company issued 1,060,100 shares of stock. The checks issued for these shares were returned for lack of sufficient funds and all stock certificates were cancelled subsequent to year-end. These shares are not included in the common stock outstanding since the Company did not have constructive receipt of the money paid for those shares.


7.      Operating Leases and Related Party Transactions

The Company is obligated under various month-to-month operating leases for the rental of space and related equipment. For 1999 and 1998, total rent amounted to $11,960 and $6,600, respectively.

The Company has use of offices in Hong Kong, Germany, and New York. The space in Hong Kong is provided by one of the Company's suppliers free of charge. The space in New York and Germany is provided by a stockholder at no cost.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

Read independent auditors' report.

                                Alottafun!, Inc.

                          Notes to Financial Statements

                     Years Ended December 31, 1999 and 1998



8.      Income Taxes

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the years presented. These operating losses give rise to a deferred tax asset at December 31, 1999 and are as follows:

        Deferred tax assets                             $   1,634,000
        Allowance                                          (1,634,000)
                                                        -------------
                                                        $           0
                                                        =============

The difference between the provision for income taxes and the amounts obtained by applying the statutory U.S. federal income tax rate to the net loss before income taxes is as follows:

                                                          1999          1998
                                                       -----------------------
        Tax benefit at statutory rate                 $(691,300)    $ (300,100)
        Extraordinary gain on forgiveness of debt        10,600
        Valuation allowance on net operating loss       680,700        300,100
                                                       -----------------------
        Tax expense                                   $       0     $        0
                                                       =======================

The Company has available at December 31, 1999 approximately $4.3 million of unused operating loss carryforwards that may be applied against future taxable income, which would reduce taxes payable by approximately $1.6 million in the future. These operating loss carryforwards expire beginning in 2008. Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards. Income tax benefits resulting from the utilization of these carryforwards will be recognized in the periods in which they are realized for federal and state tax purposes.


9.      Extraordinary Gain

During 1999, several creditors accepted partial payments on balances due to each of them as payments in full. The net differences between amounts accepted as full payments and the vendors outstanding balances as of the date of acceptance are shown in the accompanying financial statements as extraordinary gain of $28,018.






Read independent auditors' report.

                                Alottafun!, Inc.

                          Notes to Financial Statements

                     Years Ended December 31, 1999 and 1998



10.     Earnings Per Share

The following data shows the amounts used in computing earnings per share:

                                                    1999              1998
                                                 ----------------------------

        Net loss                              $ (1,816,158)     $   (789,620)
                                              ================================
        Weighted average number
           of common shares
          used in basic EPS                      7,771,193         2,528,155
                                              ================================


11.     Commitments

The Company entered into an agreement to purchase the rights to a line of toys on June 26, 1998. In consideration of these rights, the Company will pay a royalty on all sales equal to two percent in 1999, one percent in 2000, and .05 percent in 2001, with a minimum guarantee royalty of $10,000 per year.


12.     Employment Agreements

In January 1999, the Company entered into employment agreements with two stockholders of the Company. Each employment agreement has a term of five years and has an annual base compensation beginning at $75,000 annually for the 12-month period ending May 31, 2000. The agreements increase $10,000 per year to an annual compensation of $115,000 for the 12-month period ending May 31, 2004. Each executive has the right, at his election, to receive compensation in the form of the Company's restricted common stock valued at 50 percent of the closing bid price as of the date of the executive election. In addition, upon execution of the employment agreements, each executive was granted non-qualified stock options to purchase 2,500,000 shares of the Company's common stock at an exercise price of $.15 per share, which was the fair value at the date of the grant. These options are immediately exercisable and have an exercise period of 10 years.

Additionally, in January 1999, the Company entered into an employment agreement with its chief financial officer. This employment agreement has a term of five years. The annual compensation is $60,000 for 480 hours of service. As consideration for this employment agreement, the chief financial officer received an option to purchase 500,000 shares of the Company's common stock over a 10-year period at $.15 per share, which was the fair value at the date of the grant. These options may be immediately exercisable.




Read independent auditors' report.

                                Alottafun!, Inc.

                          Notes to Financial Statements

                     Years Ended December 31, 1999 and 1998



12.     Employment Agreements (continued)

Each of the above employment agreements has a non-compete clause. The agreements also generally provide for severance payments equal to 299 percent of the annual base compensation then due under each agreement in the event of termination without cause.


13.     Joint Venture Agreement

In May 1999, the Company joint ventured with E-Commerce Fulfillment, LLC (ECF), which has established a contract with M.W. Kasch, an independent U.S. toy distributor, to launch an e-commerce internet portal called TOYPOP.COM. The joint venture is owned 33.3 percent by ECF and 67.7 percent by the Company. ECF is wholly owned by Jeffrey C. Kasch, President of M.W. Kasch Company. ECF's responsibilities and obligations include selling toy products to the joint venture at prices that do not exceed the prices charged to ECF's typical customers. ECF will provide its products based on regular availability. ECF will also merchandise the toys on a website and make decisions as to what toys to highlight as special buys, promote, or present as a "hot" toy. M.W. Kasch Company will warehouse and provide fulfillment to ECF on an ongoing basis. The relationship between M.W. Kasch Company and ECF is exclusive as far as ECF is concerned, but not exclusive with regard to M.W. Kasch. M.W. Kasch is free to sell any and all other retailers, electronic or otherwise.

Subsequent to December 31, 1999, M.W. Kasch Company, on behalf of ECF, terminated its interest in the joint venture.


14.     Contingencies

The Company's past website host and e-commerce provider has terminated the Company's website and refused to provide additional e-commerce support services. This dispute involves a claim that the Company has failed to timely pay for past services rendered. However, there is no executed written contract between the parties. Also, the website provider is refusing to turn over the HTML web pages that comprise the Company's website and has asserted certain copyright infringement and trade secret misappropriation claims. No lawsuit has been filed. If necessary, and litigation is instituted, the Company plans to vigorously defend and assert substantial counterclaims. Management of the Company and its legal counsel indicate that the likelihood of an unfavorable outcome, as well as the maximum potential loss, if any, is impossible to assess at this time.





Read independent auditors' report.