Form 10QSB
period 2000-03-31
ALOTTAFUN INC
filed 2000-05-18
CIK 1020367

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000

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

Yes  X     No
    ---       ---

     The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of March 31, 2000 was 11,121,104.

     Transitional Small Business Disclosure Format:

Yes        No X
   ---       ---

                                ALOTTAFUN!, INC.



                                      Index



                                                                          Page
Part I - Financial Information                                            ----

Item 1.  Financial Statements

         Certified Public Accountants' Review Report.....................     1

         Balance Sheet -
           March 31, 2000................................................     2

         Statements of Operations -
           Three months ended March 31, 2000 and 1999....................     3

         Statements of Changes in Stockholders' Deficit -
           Three months ended March 31, 2000.............................     4

         Statements of Cash Flows -
           Three months ended March 31, 2000 and 1999....................     5

         Notes to Financial Statements................................... 6 - 7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................... 8 - 11

Part II - Other Information

Item 1. Legal Proceedings................................................     11

         Signatures......................................................     11

                          Certified Public Accountants'
                                  Review Report



Board of Directors
Alottafun!, Inc.
West Bend, Wisconsin


We have reviewed the accompanying balance sheet of Alottafun!, Inc. as of March 31, 2000 and the related statements of operations, changes in stockholders' deficit, and cash flows for the three months then ended. All information in these financial statements is the representation of the management of Alottafun!, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements as of and for the period ended March 31, 2000 in order for them to be in conformity with generally accepted accounting principles.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



/s/ Pender Newkirk & Company,  CPAs
Certified Public Accountants
Tampa, Florida
May 10, 2000

                                 Alottafun!, Inc.

                                  Balance Sheet

                                  March 31, 2000
                                   (unaudited)

Assets
Current assets:
     Cash                                                                                     $ 212,918
                                                                                   ---------------------

Property and equipment, net of  accumulated depreciation                                        162,019

Other assets:
Acquisition deposits                                                                             62,500
Other assets, trademark, net of accumulated amortization                                          3,366
                                                                                   ---------------------
                                                                                                 65,966
                                                                                   ---------------------

                                                                                              $ 440,803
                                                                                   =====================

Liabilities and Stockholders' Deficit
Current liabilities:
     Current maturities of long-term debt                                                       123,280
     Accounts payable                                                                           211,451
     Accrued expenses                                                                           127,112
                                                                                   ---------------------
Total current liabilities                                                                       461,843
                                                                                   ---------------------

Stockholders' deficit:
     Preferred stock; par value of $.0001; 5,000,000 shares
     authorized; 2,000,000 shares issued and outstanding.                                           200

     Common stock; par value of $.01 per share; 50,000,000 shares
     authorized; 11,121,104 shares issued and outstanding.                                      111,211

     Additional paid-in capital                                                               5,353,118
     Accumulated deficit                                                                     (4,906,669)
                                                                                   ---------------------
                                                                                                557,860
     Deferred offering costs                                                                   (455,400)
     Stock subscription receivable                                                             (123,500)
                                                                                   ---------------------
Total stockholders' deficit                                                                     (21,040)
                                                                                   ---------------------

                                                                                              $ 440,803
                                                                                   =====================


Read Certified Public Accountants Review Report.
The accompanying notes are an integral part of the financial statements.

                              Alottafun!, Inc.

                          Statements of Operations
                                (unaudited)


                                                                                     Three Months Ended March 31,
                                                                             ------------------------------------------
                                                                                     2000                 1999
                                                                             ------------------------------------------

Sales, net of allowance and discounts                                                       $ (44)            $ 19,460

Cost of sales                                                                               3,535               31,836
                                                                             ------------------------------------------

Gross profit                                                                               (3,579)             (12,376)
                                                                             ------------------------------------------

Operating expenses:
         Selling                                                                           13,192               31,576
         General and administrative                                                       221,989              144,132
         Depreciation and amortization                                                      8,660                4,113
                                                                             ------------------------------------------
                                                                                          243,841              179,821
                                                                             ------------------------------------------

Loss from operations                                                                     (247,420)            (192,197)
                                                                             ------------------------------------------

Other expenses:
         Net realized gain (loss) on sale of securities, trading                            5,344               (6,346)
         Unrealized (loss) on securities, trading                                               -              (78,615)
         Interest expense                                                                 (11,220)            (195,652)
                                                                             ------------------------------------------
Total other expenses                                                                       (5,876)            (280,613)
                                                                             ------------------------------------------

Net loss before extraordinary gain                                                       (253,296)            (472,810)

Extraordinary gain on forgiveness of debt                                                  62,024                    -

Net loss                                                                               $ (191,272)          $ (472,810)
                                                                             ==========================================

Loss per common share:
         Loss before extraordinary gain                                                     (0.03)               (0.08)
         Extraordinary gain                                                                  0.01                    -
                                                                             ------------------------------------------
Net loss per common share                                                                 $ (0.02)             $ (0.08)
                                                                             ==========================================


Read Certified Public Accountants Review Report.
The accompanying notes are an integral part of the financial statements.

                                Alottafun!, Inc.

                 Statements of Changes in Stockholders' Deficit
                                 (unaudited)


                                                                   Common Stock         Preferred Stock
                                                             ----------------------------------------------   Additional
                                                               Shares      $.01 Par     Shares   $.0001 Par     Paid-in
                                                               Issued       Value       Issued      Value       Capital
                                                             ----------   ---------- ----------------------    ----------
Balance, December 31, 1999                                   9,034,104  $    90,341  2,000,000  $      200   $ 4,750,988
Issuance of common stock for cash
 net of offering costs of $527,250                           1,987,000       19,870          -           -       540,630
Issuance of stock for deposit on acquisition                   100,000        1,000          -           -        61,500
Net loss for the three months ended March 31, 2000                   -            -          -           -             -
                                                             ==========   ========== ==========   =========    ==========
Balance, March 31, 2000                                     11,121,104  $   111,211  2,000,000  $      200   $ 5,353,118
                                                             ==========   ========== ==========   =========    ==========







                                       Stock
    Accumulated         Deferred    Subscription
      Deficit       Offering Costs   Receivable    Total
    ------------   ----------------------------------------
  $  (4,715,397) $      (455,400) $ (123,500) $   (452,768)

              -                -           -       560,500
              -                -           -        62,500
       (191,272)               -           -      (191,272)
    ============   ==============   =========   ===========
  $  (4,906,669) $      (455,400) $ (123,500) $    (21,040)
    ============   ==============   =========   ===========




Read Certified Public Accountants Review Report.
The accompanying notes are an integral part of the financial statements.

                                Alottafun!, Inc.

                            Statements of Cash Flows
                                   (unaudited)

                                                                        Three Months Ended March 31,
                                                               ----------------------------------------
                                                                           2000                1999
                                                               ----------------------------------------
Operating activities
    Net loss                                                           $ (191,272)          $ (472,810)
                                                               ----------------------------------------
    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Depreciation and amortization                                       8,660                4,113
        Write-off of obsolete inventory                                         -               16,389
        Loss (gain) on marketable securities                               (5,344)               6,346
        Unrealized loss on marketable securities                                -               78,615
        Interest on warrants                                                    -              192,043
        Common stock issued for services                                        -               30,000
        (Increase) decrease in:
           Accounts receivable                                              2,685                    -
           Inventory                                                            -              (17,168)
           Other assets                                                      (321)             (11,687)
           Deposits                                                             -               19,450
        Increase (decrease) in:
           Accounts payable                                              (113,679)               2,130
           Accrued expenses                                                18,728              (20,895)
                                                               ----------------------------------------
    Total adjustments                                                     (89,271)             299,336
                                                               ----------------------------------------
    Net cash used by operating activities                                (280,543)            (173,474)
                                                               ----------------------------------------

Investing activities
    Acquisition of equipment and intangible assets                        (68,282)             (16,066)
    Proceeds from sale of marketable securities                             5,344                    -
    Purchase of marketable securities                                           -             (699,495)
                                                               ----------------------------------------
    Net cash provided (used) by investing activities                      (62,938)            (715,561)
                                                               ----------------------------------------

Financing activities
    Proceeds from issuance of note payable                                      -              153,158
    Proceeds from sale of common stock                                    560,500              367,907
    Principal reductions of long-term debt                                 (9,411)             (29,681)
                                                               ----------------------------------------
    Net cash provided by financing activities                             551,089              491,384
                                                               ----------------------------------------
Net increase in cash                                                      207,608             (397,651)
Cash at beginning of period                                                 5,310              411,114
                                                               ----------------------------------------
Cash at end of period                                                   $ 212,918             $ 13,463
                                                               ========================================

Supplemental disclosures of cash flow information
    and noncash financing activities
      Cash paid during the period for interest                           $ 11,197              $ 2,628



In February, 2000 the Company issued 100,000 shares of restricted common stock to Faction, Inc. as an acquisition deposit. These shares were valued at the fair market value at the date of issuance which totaled $62,500. This transaction is accounted for as a non cash transaction in the statement of cash flows.

During the three month period ended March 31, 2000, the Company issued 1,987,000 shares of restricted common stock. The Company raised $560,500 which was net of $527,250 of offering costs. These offering costs include $87,000 of cash and 572,000 shares of Alottafun! Restricted stock valued at a total fair market value of $440,250. The issuance of these shares were treated as offering costs and are recorded as non cash transactions in the statement of cash flows.

Read Certified Public Accountants Review Report.
The accompanying notes are an integral part of the financial statements.

                                ALLOTAFUN!, INC.
                          Notes to Financial Statements
                                  (Unaudited)


Note 1 - Basis of presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Audited
Financial Statements for the year ended December 31, 1999 and 1998 of Alottafun!, Inc. (the "Company").

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses since inception that total approximately $4,900,000 and has used cash in operations of approximately $281,000 and $173,000 for the three month periods ended March 31, 2000 and 1999, respectively. The Company has a negative working capital of $248,925 at March 31, 2000 and has negative tangible net worth of approximately $24,000 at March 31, 2000. In addition, the Company is currently in default on approximately $81,000 of notes payable. Additionally, the Company has not had significant revenues over the past two years. These issues indicate that the Company may be unable to continue as a going concern. Realization of the Company's assets is dependent upon the Company's ability to raise additional capital, as well as generate revenues sufficient to result in future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the periods ended March 31, 2000 and 1999. The weighted average shares outstanding for the three month period ended March 31, 2000 was 10,040,642 as compared to 5,939,802 for the three months ended March 31, 1999.

Note 3 - Equity Transactions

Please refer to Audited Financial Statements consisting of the Company's balance sheet as of December 31, 1999, and related statements of operations, changes in stockholders' equity, and cash flows ended December 31, 1999, as audited by Pender, Newkirk & Company, Certified Public Accountant.

During the three month period ended March 31, 2000, the Company issued an aggregate of 1,987,000 shares of restricted common stock. The Company raised $560,500 that was net of $527,250 of offering costs. These offering costs included $87,000 of cash and 572,000 shares of Alottafun! Restricted stock valued at a total fair market value of $440,250. The issuance of these shares was treated as offering costs. The Company relied upon Section 4(2) of the Securities Act of 1933 for the issuance of these securities.

In February 2000, the Company issued 100,000 shares of restricted common stock as a deposit on the acquisition of Faction, Inc. Faction, Inc. is an Internet software development company located in New York, NY. This acquisition is expected to be completed in May 2000 pending the resolution of specific terms in the stock purchase agreement. The shares issued for the deposit were valued at the fair market value at the date of issuance that totaled $62,500. The Company relied upon Section 4(2) of the Securities Act of 1933 for the issuance of these securities.

Note 4 - Contingencies

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

                                ALOTTAFUN!, INC.
                          Notes to Financial Statements
                                   (Continued)


Management of the Company and its legal counsel indicate that the likelihood of an unfavorable outcome, as well as the maximum potential loss, if any, is remote. Therefore, the Company has written off the $60,000 payable to the past Web site provider as an extraordinary gain.

                                 ALOTTAFUN, INC.


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


GENERAL

We were originally established on August 15, 1993 as a distributor, and marketer of collectible toys and candy products for children between the ages of three and twelve years old. We have marketed products that include tea sets, games, puzzles, books, plush toys, purses, ride-on cars, and unique surprise boxes that contain gum and candy, collectible toys, trading cards, milk caps (pogs), comic strips, tattoos, stickers, and various promotional inserts. Alottafun! has not generated sufficient revenues in the last two years to fund its ongoing operations and has sustained substantial losses since its inception and we do not expect to become profitable until 2001. Accumulated losses to date are approximately $4,907,000 and there is substantial doubt about our ability to continue as a going concern.

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

In October 1999, we commenced negotiations with a software developer, MHA, to jointly develop a business-to-business site that would allow toy manufacturers to sell direct to retailers as a further expansion of its TOYPOP site. We chose not to partner with MHA, and instead decided to pursue a business-to-business strategy ourselves. At Toy Fair 2000, we announced our strategy and began signing up both manufacturers and retailers. We announced our business-to-business Internet strategy on February 22, 2000.

On February 10, 2000 as a result of our independent pursuit of a business-to-business strategy without MHA, who hosted the TOYPOP Internet site, MHA shut down our TOYPOP site. We intend to remake the site into a channel in the new MRABA Internet initiative. Sales of toy products through the TOYPOP site amounted to $ 16,506 during the recent Holiday selling season, primarily due to the lack of marketing and the limited availability of the better selling toy products through M. W. Kasch. We are optimistic that TOYPOP can be made a viable internet retail portal through a reorganization and restructuring within our MRABA internet opportunity.

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

Our e-commerce site was originally launched on September 21, 1999. The Web-site e-commerce development program cost about $235,144 through December 31, 1999. In comparison with other retailers of toys, our expenditures were relatively small. Our expected marketing program was not funded for the recent holiday selling season. Our lack of marketing resources has had a negative impact on our sales and our ability to meet our sales projections. Our Toypop.com site was operating through February 10, 2000 when it was closed.

Our operating results may hinder our ability to raise additional capital to fund our on-going operations. To date, we have funded our Web-site e-commerce development with working capital provided by the sales of our securities and borrowings. However, there is no assurance that these working capital reserves will be sufficient to complete, launch, and market our e-commerce site. Furthermore, there is no assurance that we will be able to raise additional funds through securities sales and borrowings in the future.

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to three months ended March 31, 1999

Total consolidated revenue for the three months ended March 31, 2000 was ($44) compared to $19,460 for the same period of 1999, which represents an decrease of $19,504. There was a refund during the recent quarter ended March 31, 2000 and no sales revenues. Sales in the prior year reflected sales of our Hearthside product line. This product line did not obtain any sales for the current period.

Gross profit was ($3,579) and ($12,376), respectively, for the three month period ended March 31, 2000, as compared to the prior period ended March 31, 1999. This decrease is the result of the reduction in sales of products that we did not have a positive margin. The year earlier period included a write-down of obsolete inventory.

For the three months ended March 31, 2000, total selling expenses was $13,192 as compared to $31,576 for the same period of the previous year, a decrease of $18,384, or 59%. This decrease is the result of lower marketing expenses because of no sales. Total general and administrative expense for the three months ended March 31, 2000, was $221,989 as compared to $144,132 for the same period of the previous year, an increase of $77,857, or 54%. Management continues to prepare for an Internet presence despite the closing of its TOYPOP portal and is developing its MRABA initiative. Expenses were primarily related to these activities as well as the development of its collectible line of toys that will were introduced at the February ToyFair 2000 and will be sold this selling season.

We had a loss from operations of $247,420 for the period ended March 31, 2000 as compared to a loss of $192,197 for the same prior year period. This increase in the operating loss over that of the preceding year period primarily reflects higher general and administrative, together with a higher depreciation expense despite lower selling expenses. The negative gross profit lower as compared to the year ago period. Management anticipates that as sales are generated it will result in an improvement in future operating performance and eventually profitable operations.

During the quarter ended March 31, 2000 we closed out our security position that resulted in a gain of $5,344. During the year ago period, we had realized and unrealized losses of $84,961. All securities trading activities with our cash balance has ceased. Management has utilized money market funds for its cash prior to its use in our operations. Interest expense was $11,220 in the quarter ended March 31, 2000 as compared to $195,652 in the same prior year period. This represents a $184,432 decrease in interest expense, or 94%. The prior year included convertible debt that was subsequently retired with the issuance of our common stock.

We obtained the benefit of an extraordinary gain on the forgiveness of debt during the period ended March 31, 2000 in the amount of $62,024. This resulted from settlement of accounts payable balances

The basic loss and basic loss per share were $191,272 and $0.02 per share respectively, for the three months ended March 31, 2000 as compared to a basic loss and basic loss per share of $472,810 and $.08 respectively, for the same period in 1999. This loss represents a 60% increase over the basic loss experienced in the year ago quarter. The loss per share for the period decreased 75% over the previous year ago period. The extraordinary gain benefited the reduction in loss per share by $0.01 in the current period. The weighted average shares outstanding for the quarter ended March 31, 2000 was 10,040,642 as compared 5,939,802 for the preceding year quarter ended March 31, 1999.

The Company has focused, in the recent quarter ended March 31, 2000, on redeploying its internet presence within the MRABA portal that is a B2B e-commerce business site within the toy industry. It is expected that MRABA will be operating by the end of May 2000 and will begin to provide income to us. The collectibles will begin generating revenues with the third quarter of this calendar year. Management is optimistic about the benefits of its business strategies.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has largely funded its operations and its product development activities with funds provided by issuing securities and from borrowings. During the three months ended, the Company received $560,500 as an equity investment for the issuance of 1,987,000 shares of common stock. These funds were used for working capital purposes.

Net cash used in operating activities for the three months ended March 31, 2000 was $280,543 compared to net cash used of $173,474 for the three months ended March 31, 1999. This increase in cash used by operating activities is primarily due to an operating loss and a decrease in accounts payable that was not offset as in the prior year by interest on warrants and the unrealized loss of marketable securities that reduced the net loss.

Cash used in investing activities for the three months ended March 31, 2000 and 1999 was $62,938 and $715,561, respectively. We acquired equipment and intangible assets of $68,282 in the three months ended March 31, 2000 as compared to $16,066 in the prior year ago period. The major use of cash in the year ago period was the purchase of marketable securities. We discontinued such practices during the latter part of 1999.

Cash provided by financing activities for the three months ended March 31, 2000 was $551,089 as compared to cash used in financing activities of $491,384 for the three months ended March 31, 1999. During the recent quarter, the Company issued common stock with an aggregate value of $560,500 to provide working capital and to support its' spending. In the year ago period, we received note proceeds of $153,158 and equity investment of $367,907.

As of March 31, 2000, the Company had net working capital deficit of $248,925. The Company's ratio of current assets to current liabilities was 0.46 at March 31, 2000. The Company is not presently profitable and continues to fund itself from the proceeds of securities placements. Only when the Company achieves profitability, will then be in a position to fund itself on an operating basis.

Management believes that additional capital will be needed to fund its working capital needs within this fiscal year. Funding is needed for the continuing development of its MRABA Internet portal and to market and promote its toy collectibles. The Company is optimistic that such funds will be available from investment or financing sources to provide for its plan. Should funds not be readily available, management intends to defer one or more of its business activities to a later time when appropriate funding can be arranged. The Company is in need of additional funding to provide for its working capital requirements over the next six months. Should such funding not be available, the Company would have to significant curtail its planned operations to achieve breakeven operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         None

Item 2.  Change in Securities and Use of Proceeds.
         ----------------------------------------

During the three month period ended March 31, 2000, the Company issued an aggregate of 1,987,000 shares of restricted common stock. The Company raised $560,500 that was net of $527,250 of offering costs. These offering costs included $87,000 of cash and 572,000 shares of Alottafun! Restricted stock valued at a total fair market value of $440,250. The issuance of these shares was treated as offering costs. The Company relied upon Section 4(2) of the Securities Act of 1933 for the issuance of these securities.

In February 2000, the Company issued 100,000 shares of restricted common stock as a deposit on the acquisition of Faction, Inc. Faction, Inc. is an Internet software development company located in New York, NY. This acquisition is expected to be completed in May 2000 pending the resolution of specific terms in the stock purchase agreement. The shares issued for the deposit were valued at the fair market value at the date of issuance that totaled $62,500. The Company relied upon Section 4(2) of the Securities Act of 1933 for the issuance of these securities.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Alottafun!, Inc.

Dated    5/17/00
                               /s/ Michael Porter
                               ------------------
                               Michael Porter
                               Chief Executive Officer