Form 10QSB
period 2000-06-30
ALOTTAFUN INC
filed 2000-08-22
CIK 1020367

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

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

     The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of June 30, 2000 was 12,141,887.

     Transitional Small Business Disclosure Format:

Yes        No X
   ---       ---

                                ALOTTAFUN!, INC.



                                      Index



                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheet -
           June 30, 2000..................................................... 1

         Statements of Operations -
           Three and six months ended June 30, 2000 and 1999................. 2

         Statements of Changes in Stockholders' Deficit -
           Six months ended June 30, 2000.................................... 3

         Statements of Cash Flows -
           Six months ended June 30, 2000 and 1999........................... 4

         Notes to Financial Statements....................................5 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................7 - 10

Part II - Other Information

Item 1. Legal Proceedings.................................................   11

         Signatures.......................................................   11

                                 Alottafun!, Inc.

                                  Balance Sheet

                                  June 30, 2000
                                   (unaudited)


Assets
Current assets:
Cash                                                                                           $ 16,617
Prepaids                                                                                         10,000
                                                                                   ---------------------
                                                                                                 26,617

Property and equipment, net of  accumulated depreciation                                        163,981
                                                                                   ---------------------

Other assets:
Acquisition deposits                                                                             62,500
Other assets, trademark, net of accumulated amortization                                          4,009
                                                                                   ---------------------
                                                                                                 66,509
                                                                                   ---------------------

                                                                                              $ 257,107
                                                                                   =====================

Liabilities and Stockholders' Deficit
Current liabilities:
     Bank overdraft                                                                              17,640
     Current maturities of long-term debt                                                       129,294
     Accounts payable                                                                           210,343
     Accrued expenses                                                                           137,842
                                                                                   ---------------------
Total current liabilities                                                                       495,119
                                                                                   ---------------------

Stockholders' deficit:
     Preferred stock; par value of $.0001; 5,000,000 shares
     authorized; 2,000,000 shares issued and outstanding.                                           200

     Common stock; par value of $.01 per share; 50,000,000 shares
     authorized; 12,141,887 shares issued and outstanding.                                      121,412

     Additional paid-in capital                                                               5,541,942
     Accumulated deficit                                                                     (5,211,841)
                                                                                   ---------------------
                                                                                                451,713
     Prepaid consulting                                                                        (110,825)
     Deferred offering costs                                                                   (455,400)
     Stock subscription receivable                                                             (123,500)
                                                                                   ---------------------
Total stockholders' deficit                                                                    (238,012)
                                                                                   ---------------------

                                                                                              $ 257,107
                                                                                   =====================



The accompanying notes are an integral part of the financial statements.

                                Alottafun!, Inc.

                            Statements of Operations
                                   (unaudited)


                                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                           --------------------------------   ------------------------------
                                                               2000               1999           2000               1999
                                                           --------------------------------   ------------------------------

Sales, net of allowance and discounts                           $ 454              $ 471          $ 410           $ 19,931

Cost of sales                                                    (594)               348          2,941             15,795
                                                           ---------------------------------   -----------------------------

Gross profit                                                    1,048                123         (2,531)             4,136
                                                           ---------------------------------   -----------------------------

Operating expenses:
         Selling                                                8,650             24,234         21,842             72,199
         General and administrative                           279,104            149,475        501,093            293,607
         Depreciation and amortization                          8,660              3,793         17,320             39,297
                                                           ---------------------------------   -----------------------------
                                                              296,414            177,502        540,255            405,103
                                                           ---------------------------------   -----------------------------

Loss from operations                                         (295,366)          (177,379)      (542,786)          (400,967)
                                                           ---------------------------------   -----------------------------

Other expenses:
         Net realized gain (loss) on sale
           of securities, trading                                   -           (133,091)         5,344           (139,437)
         Unrealized (loss) on securities, trading                   -             44,175              -            (34,440)
         Interest expense                                     (12,098)            (5,880)       (23,318)          (201,532)
                                                           ---------------------------------   -----------------------------
Total other expenses                                          (12,098)           (94,796)       (17,974)          (375,409)
                                                           ---------------------------------   -----------------------------

Net loss before extraordinary gain                           (307,464)          (272,175)      (560,760)          (776,376)

Extraordinary gain on forgiveness of debt                       2,292                  -         64,316                  -
                                                           ---------------------------------   -----------------------------

                                                           ---------------------------------   -----------------------------
Net loss                                                   $ (305,172)        $ (272,175)    $ (496,444)        $ (776,376)
                                                           =================================   =============================

                                                           ---------------------------------   -----------------------------
Net loss per common share                                     $ (0.03)           $ (0.03)       $ (0.05)           $ (0.11)
                                                           =================================   =============================

                                                           ---------------------------------   -----------------------------
Weighted average shares outstanding                        11,509,193          8,044,513      10,774,918          7,039,387
                                                           =================================   =============================




The accompanying notes are an integral part of the financial statements.

                                Alottafun!, Inc.

                 Statements of Changes in Stockholders' Deficit
                                   (unaudited)


                                            Preferred Stock       Common Stock
                                         -------------------  --------------------   Additional
                                           Shares  $.0001 Par  Shares    $.01 Par      Paid-in  Accumulated
                                           Issued    Value     Issued      Value       Capital    Deficit
                                         --------- ---------  ---------   --------    --------- ------------
Balance, December 31, 1999               2,000,000  $   200   9,034,104   $90,341   $ 4,750,988 $(4,715,397)
Issuance of common stock for cash
 net of offering costs of $1,001,440            -         -   2,652,083    26,521      543,979            -
Issuance of common stock for consulting
 services                                       -         -    355,000      3,550      151,975            -
Issuance of stock option for consulting
 services                                       -         -          -          -       33,500            -
Issuance of stock for deposit on
 acquisition                                    -         -    100,000      1,000       61,500            -
Net loss for the six months ended June 30, 2000 -         -          -          -            -     (496,444)
                                         ---------  --------  ---------   --------    ---------  -----------
Balance, June 30, 2000                   2,000,000  $   200   12,141,187 $121,412   $ 5,541,942 $(5,211,841)
                                         =========  ========  =========   ========    =========  ===========



                 Prepaid     Stock
  Deferred      Consulting Subscription
Offering Costs   Services   Receivable  Total
-------------- ----------- ------------ -----
$   (455,400)  $     -   $(123,500) $(452,768)

           -         -           -    570,500
           -   (80,117)          -     75,408
           -   (30,708)          -      2,792
           -         -           -     62,500
           -         -           -   (496,444)
-------------  --------   --------  ---------
$   (455,400) $(110,825) $(123,500) $(238,012)
=============  ========   =======   =========


The accompanying notes are an integral part of the financial statements.

                                Alottafun!, Inc.

                            Statements of Cash Flows
                                   (unaudited)


                                                                  Six Months Ended June 30,
                                                           -------------------------------------
                                                                 2000               1999
                                                           -------------------------------------
Operating activities
    Net loss                                                      $ (496,444)        $ (776,376)
                                                           -------------------------------------
    Adjustments to reconcile net loss to net cash used
      by operating activities:
        Depreciation and amortization                                 17,320             32,804
        Loss (gain) on marketable securities                          (5,344)           173,877
        Interest on conversion of convertible debentures                                191,745
        Common stock issued for services                              78,200            110,000
        (Increase) decrease in:
          Accounts receivable                                          2,685                  -
          Inventory                                                        -            (16,103)
          Other assets                                               (10,966)             6,207
          Deposits                                                         -              9,700
        Increase (decrease) in:
          Accounts payable                                          (114,785)            68,006
          Accrued expenses                                            29,458            (76,541)
                                                           -------------------------------------
    Total adjustments                                                 (3,432)           499,695
                                                           -------------------------------------
    Net cash used by operating activities                           (499,876)          (276,681)
                                                           -------------------------------------

Investing activities
    Acquisition of equipment and intangible assets                   (78,904)           (87,339)
    Proceeds from sale of marketable securities                        5,344                  -
    Purchase of marketable securities                                      -           (829,856)
                                                           -------------------------------------
    Net cash provided (used) by investing activities                 (73,560)          (917,195)
                                                           -------------------------------------

Financing activities
    Bank overdraft                                                    17,640             16,236
    Proceeds from issuance of note payable                            15,000            445,015
    Proceeds from sale of common stock                               570,500            321,511
    Net proceeds/payments on credit line                             (18,397)                 -
                                                           -------------------------------------
    Net cash provided by financing activities                        584,743            782,762
                                                           -------------------------------------
Net increase in cash                                                  11,307           (411,114)
Cash at beginning of period                                            5,310            411,114
                                                           -------------------------------------
Cash at end of period                                               $ 16,617                $ -
                                                           =====================================

Supplemental disclosures of cash flow information
    and noncash financing activities
      Cash paid during the period for interest                      $ 12,587            $ 2,628


In February, 2000 the Company issued 100,000 shares of restricted common stock to Faction, Inc. as an acquisition deposit. These shares were valued at the fair market value at the date of issuance which totaled $62,500. This transaction is accounted for as a non cash transaction in the statement of cash flows.

During the six month period ended June 30, 2000, the Company issued 2,652,083 shares of restricted common stock. The Company raised $570,500 which was net of $1,001,440 of offering costs. These offering costs include $87,000 of cash and 1,203,750 shares of Alottafun! Restricted stock, which are included in the number of total shares issued, valued at a total fair market value of $914,440. The issuance of these shares were treated as offering costs and are recorded as non cash transactions in the statement of cash flows.

During the six month period ended June 30, 2000, the Company issued 355,000 shares of restricted common stock and options to purchase 100,000 shares of common stock for consulting services, investor relations services, and legal fees. These shares were valued at the fair market value at the date of issuance which totaled $155,525 for the common stock and $33,500 for the stock options. Some of the stock issued is for services to be provided over the next twelve months. Therefore, the Company has recorded $110,825 as prepaid consulting expense. The issuance of these shares is recorded as no cash transactions in the statement of cash flows.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses since inception that total approximately $5,200,000 and has used cash in operations of approximately $500,000 and $277,000 for the six month periods ended June 30, 2000 and 1999, respectively. The Company has a negative working capital of $468,502 at June 30, 2000 and has negative tangible net worth of approximately $242,000 at June 30, 2000. In addition, the Company is currently in default on approximately $81,000 of notes payable. Additionally, the Company has not had significant revenues over the past two years. These issues indicate that the Company may be unable to continue as a going concern. Realization of the Company's assets is dependent upon the Company's ability to raise additional capital, as well as generate revenues sufficient to result in future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and six month periods ended June 30, 2000 and 1999. The weighted average shares outstanding for the three month period ended June 30, 2000 was 11,509,193 as compared to 8,044,513 for the three months ended June 30, 1999. The weighted average shares outstanding for the six month period ended June 30, 2000 was 10,774,918 as compared to 7,039,387 for the six months ended June 30, 1999.

Note 3 - Equity Transactions

Please refer to Audited Financial Statements consisting of the Company's balance sheet as of December 31, 1999, and related statements of operations, changes in stockholders' equity, and cash flows ended December 31, 1999, as audited by Pender, Newkirk & Company, Certified Public Accountant.

During the six month period ended June 30, 2000, the Company issued an aggregate of 2,652,083 shares of restricted common stock. The Company raised $570,500 that was net of $1,001,440 of offering costs. These offering costs included $87,000 of cash and 1,203,750 shares of Alottafun! Restricted stock valued at a total fair market value of $914,440. The issuance of these shares was treated as offering costs. The Company relied upon Section 4(2) of the Securities Act of 1933 for the issuance of these securities.

In February 2000, the Company issued 100,000 shares of restricted common stock as a deposit on the acquisition of Faction, Inc. Faction, Inc. is an Internet software development company located in New York, NY. This acquisition is expected to be completed in August 2000 pending the resolution of specific terms in the stock purchase agreement. The shares issued for the deposit were valued at the fair market value at the date of issuance that totaled $62,500. The Company relied upon Section 4(2) of the Securities Act of 1933 for the issuance of these securities.

During the six month period ended June 30, 2000, the Company issued 355,000 shares of restricted common stock and options to purchase 100,000 shares of common stock or consulting services, investor relations services, and legal fees. These shares were valued at the fair market value at the date of issuance which totaled $155,525 for the common stock and $33,500 for the stock options. Some of the stock issued is for services to be provided over the next twelve months. Therefore, the Company has recorded $110,825 as prepaid consulting expense.

                                ALOTTAFUN!, INC.
                          Notes to Financial Statements
                                   (Continued)

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

Management of the Company and its legal counsel indicate that the likelihood of an unfavorable outcome, as well as the maximum potential loss, if any, is remote. Therefore, the Company has written off approximately $60,000 payable to the past Web site provider as an extraordinary gain.

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


GENERAL

We were originally established on August 15, 1993 as a distributor, and marketer of collectible toys and candy products for children between the ages of three and twelve years old. We have marketed products that include tea sets, games, puzzles, books, plush toys, purses, ride-on cars, and unique surprise boxes that contain gum and candy, collectible toys, trading cards, milk caps (pogs), comic strips, tattoos, stickers, and various promotional inserts. Alottafun! has not generated sufficient revenues in the last two years to fund its ongoing operations and has sustained substantial losses since its inception and we do not expect to become profitable until 2001. Accumulated losses to date are approximately $5,200,000 and there is substantial doubt about our ability to continue as a going concern.

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

On February 28, 2000, M. W. Kasch and us agreed to terminate our relationship and thereupon, M.W. Kasch Co. gave notice that effective March 28, 2000 our agreement with them was terminated.

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

On February 10, 2000 as a result of our independent pursuit of a business-to-business strategy without MHA, who hosted the TOYPOP Internet site, MHA shut down our TOYPOP site. We intend to remake the site into a channel in the new MRABA Internet initiative. Sales of toy products through the TOYPOP site amounted to $16,506 during the recent Holiday selling season, primarily due to the lack of marketing and the limited availability of the better selling toy products through M. W. Kasch. We are optimistic that TOYPOP can be made a viable Internet retail portal through a reorganization and restructuring within our MRABA internet opportunity.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to three months ended June 30, 1999

Total consolidated revenue for the three months ended June 30, 2000 was $454 compared to $471 for the same period of 1999, which represents a decrease of $17. During the three month period ended June 30, 2000 and 1999, revenues reflected sales of our Hearthside product line.

Gross profit was $1,048 and $123, respectively, for the three month period ended June 30, 2000, as compared to the prior period ended June 30, 1999.

For the three months ended June 30, 2000, total selling expenses were $8,650 as compared to $24,234 for the same period of the previous year, a decrease of $15,584, or 65%. This decrease is the result of lower marketing expenses because of limited sales. Total general and administrative expense for the three months ended June 30, 2000, was $279,104 as compared to $149,475 for the same period of the previous year, an increase of $129,629, or 87%. Management has continued its Internet presence despite the closing of its TOYPOP portal and has developed and launched its MRABA initiative. Expenses were primarily related to these activities as well as the development of its collectible line of toys that will were introduced at the February ToyFair 2000 and will be sold this selling season.

We had a loss from operations of $295,366 for the period ended June 30, 2000 as compared to a loss of $177,379 for the same prior year period. This increase in the operating loss over that of the preceding year period primarily reflects higher general and administrative, together with a higher depreciation expense despite lower selling expenses. Management anticipates that as sales are generated it will result in an improvement in future operating performance and eventually profitable operations.

We obtained the benefit of an extraordinary gain on the forgiveness of debt during the period ended June 30, 2000 in the amount of $2,292. This resulted from settlement of accounts payable balances

The loss and loss per share were $305,172 and $0.03 per share respectively, for the three months ended June 30, 2000 as compared to a loss and loss per share of $272,175 and $0.03 respectively, for the same period in 1999. This loss represents a 12% increase over the loss experienced in the year ago quarter. The weighted average shares outstanding for the quarter ended June 30, 2000 was 11,509,193 as compared 8,044,513 for the preceding year quarter ended June 30, 1999.

During the quarter ended June 30, 1999, we had realized and realized losses of $133,091 and an unrealized gain of $44,175 on securities trading. All securities trading activities with our cash balance has ceased. Management has utilized money market funds for its cash prior to its use in our operations. Interest expense was $12,098 in the three month period ended June 30, 2000 as compared to $5,880 in the same prior year period. This represents a $6,218 increase in interest expense, or 106%.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

Total consolidated revenue for the six months ended June 30, 2000 was $410 compared to $19,931 for the same period of 1999, which represents a decrease of $19,521. Sales in the 1999 period reflected sales of our Hearthside product line. This decrease is the result of our lack of marketing resources and emphasis on our Hearthside product line.

Gross profit was ($2,531) and $4,136, respectively, for the six month period ended June 30, 2000, as compared to the prior period ended June 30, 1999. This decrease is the result of sales of products at below cost prices during the six month period ended June 30, 2000.

For the six months ended June 30, 2000, total selling expenses were $21,842 as compared to $72,199 for the same period of the previous year, a decrease of $50,357, or 70%. This decrease is the result of lower marketing expenses because of no sales. Total general and administrative expense for the six months ended June 30, 2000, was $501,093 as compared to $293,607 for the same period of the previous year, an increase of $207,486, or 71%. Management has continued its Internet presence despite the closing of its TOYPOP portal and has developed and launched its MRABA initiative. Expenses were primarily related to these activities as well as the development of its collectible line of toys that will were introduced at the February ToyFair 2000 and will be sold this selling season.

We had a loss from operations of $542,786 for the period ended June 30, 2000 as compared to a loss of $400,967 for the same prior year period. This decrease in the operating loss over that of the preceding year period primarily reflects lower general and administrative and lower selling expenses. Management anticipates that as sales are generated it will result in an improvement in future operating performance and eventually profitable operations.

We obtained the benefit of an extraordinary gain on the forgiveness of debt during the period ended June 30, 2000 in the amount of $64,316. This resulted from settlement of accounts payable balances

The loss and loss per share were $496,444 and $0.05 per share respectively, for the six months ended June 30, 2000 as compared to a loss and loss per share of $776,376 and $0.11 respectively, for the same period in 1999. This loss represents a $279,932 or 36% decrease over the loss experienced in the year ago period. The weighted average shares outstanding for the six month period ended June 30, 2000 were 10,774,918 as compared 7,039,387 for the preceding year six month period ended June 30, 1999.

During the six month period ended June 30, 2000 we closed out our security position that resulted in a gain of $5,344. During the year ago period, we had realized and unrealized losses of $173,877. All securities trading activities with our cash balance has ceased. Management has utilized money market funds for its cash prior to its use in our operations. Interest expense was $23,318 in the six month period ended June 30, 2000 as compared to $201,532 in the same prior year period. This represents a $178,214 decrease in interest expense, or 89%. The prior year included convertible debt that was subsequently retired with the issuance of our common stock.

The Company has focused, in the recent six month period ended June 30, 2000, on redeploying its internet presence within the MRABA portal that is a B2B e-commerce business site within the toy industry. MRABA was launched in May 2000 and is currently operating. It is expected that the site will begin to provide income to us, however, there is no assurance that it will generate significant revenues. It is anticipated that the collectible toys will begin generating revenues within the third quarter of this calendar year. Management is optimistic about the benefits of its business strategies.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has largely funded its operations and its product development activities with funds provided by issuing securities and from borrowings. During the six months ended, the Company received $570,500 as an equity investment for the issuance of 2,652,083 shares of common stock. These funds were used for working capital purposes. In addition the company borrowed $15,000 during the six month period ended June 30, 2000.

Net cash used in operating activities for the six months ended June 30, 2000 was $499,876 compared to net cash used of $276,681 for the six months ended June 30, 1999. This increase in cash used by operating activities is primarily due to an operating loss and a decrease in accounts payable that was not offset as in the prior year by interest on warrants and the unrealized loss of marketable securities that reduced the net loss.

Cash used in  investing  activities  for the six months  ended June 30, 2000 and
1999 was $73,560 and $917,195, respectively. We acquired equipment and intangible assets of $78,904 during the six months ended June 30, 2000 as compared to $87,339 in the prior year ago period. The major use of cash in the year ago period was the purchase of marketable securities. We discontinued such practices during the latter part of 1999.

Cash provided by financing activities for the six months ended June 30, 2000 was $568,126 as compared to cash provided by financing activities of $782,762 for the six months ended June 30, 1999. During the recent period, the Company issued common stock that generated proceeds of $570,500 and notes payable of $15,000 to provide working capital and to support its' expenditures. In the year ago period, we received note proceeds of $445,015 and equity investment of $321,511.

As of June 30, 2000, the Company had a net working capital deficit of $468,502. The Company is not presently profitable and continues to fund itself from the proceeds of securities placements. Only when the Company achieves profitability, will then be in a position to fund itself on an operating basis.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

         None

Item 2.  Change in Securities and Use of Proceeds.
         -----------------------------------------

During the six month period ended June 30, 2000, the Company issued an aggregate of 2,652,083 shares of restricted common stock. The Company raised $570,500 that was net of $1,001,440 of offering costs. These offering costs included $87,000 of cash and 1,203,750 shares of Alottafun! Restricted stock, which are included in the number of total shares issued, valued at a total fair market value of $914,440. The issuance of these shares was treated as offering costs. The Company relied upon Section 4(2) of the Securities Act of 1933 for the issuance of these securities.

In February 2000, the Company issued 100,000 shares of restricted common stock as a deposit on the acquisition of Faction, Inc. Faction, Inc. is an Internet software development company located in New York, NY. This acquisition is expected to be completed in August 2000 pending the resolution of specific terms in the stock purchase agreement. The shares issued for the deposit were valued at the fair market value at the date of issuance that totaled $62,500. The Company relied upon Section 4(2) of the Securities Act of 1933 for the issuance of these securities.

During the six month period ended June 30, 2000, the Company issued 355,000 shares of restricted common stock and options to purchase 100,000 shares of common stock or consulting services, investor relations services, and legal fees. These shares were valued at the fair market value at the date of issuance which totaled $155,525 for the common stock and $33,500 for the stock options. Some of the stock issued is for services to be provided over the next twelve months. Therefore, the Company has recorded $110,825 as prepaid consulting expense.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Alottafun!, Inc.

Dated    8/21/2000

                               /s/ Michael Porter
                               -------------------------
                               Michael Porter, President