Form 10QSB
period 2000-09-30
ALOTTAFUN INC
filed 2000-11-20
CIK 1020367

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

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

     The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of September 30, 2000 was 14,032,937.

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

Item 1.  Financial Statements

         Balance Sheet -
           September 30, 2000................................................ 1

         Statements of Operations -
           Three and nine months ended September 30, 2000 and 1999........... 2

         Statements of Changes in Stockholders' Deficit -
           Nine months ended September 30, 2000.............................. 3

         Statements of Cash Flows -
           Nine months ended September 30, 2000 and 1999..................... 4

         Notes to Financial Statements....................................5 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................7 - 10

Part II - Other Information
---------------------------

Item 1. Legal Proceedings.................................................   11

         Signatures.......................................................   11

                                 Alottafun!, Inc.

                                  Balance Sheet

                                September 30, 2000
                                   (unaudited)


Assets
Current assets:
Cash                                                                               $                594
Accounts receivable                                                                              88,006
Inventory                                                                                           592
                                                                                   ---------------------
                                                                                                 89,192

Property and equipment, net of  accumulated depreciation                                        159,176
                                                                                   ---------------------

Other assets:
Acquisition deposits                                                                             62,500
Other assets, trademark, net of accumulated amortization                                          3,618
                                                                                   ---------------------
                                                                                                 66,118
                                                                                   ---------------------

                                                                                    $           314,486
                                                                                   =====================

Liabilities and Stockholders' Deficit
Current liabilities:
     Bank overdraft                                                                 $             9,675
     Current maturities of long-term debt                                                       120,078
     Accounts payable                                                                           325,784
     Accrued expenses                                                                           147,219
                                                                                   ---------------------
Total current liabilities                                                                       602,756
                                                                                   ---------------------

Stockholders' deficit:
     Preferred stock; par value of $.0001; 5,000,000 shares
     authorized; 2,000,000 shares issued and outstanding.                                           200

     Common stock; par value of $.01 per share; 50,000,000 shares
     authorized; 14,032,937 shares issued and outstanding.                                      140,329

     Additional paid-in capital                                                               6,063,661
     Accumulated deficit                                                                     (5,832,960)
                                                                                   ---------------------
                                                                                                371,230
     Prepaid consulting                                                                         (80,600)
     Deferred offering costs                                                                   (455,400)
     Stock subscription receivable                                                             (123,500)
                                                                                   ---------------------
Total stockholders' deficit                                                                    (288,270)
                                                                                   ---------------------

                                                                                    $           314,486
                                                                                   =====================



The accompanying notes are an integral part of the financial statements.

                                Alottafun!, Inc.

                            Statements of Operations
                                   (unaudited)


                                                         Three Months Ended September 30,          Nine Months Ended September 30,
                                                      -------------------------------------   --------------------------------------
                                                              2000              1999                  2000               1999
                                                      -------------------------------------   --------------------------------------

Sales, net of allowance and discounts                      $ 92,031          $ 90,092              $ 92,441          $ 110,024

Cost of sales                                                49,428            63,673                52,369             79,468
                                                      -------------------------------------   --------------------------------------

Gross profit                                                 42,603            26,419                40,072             30,556
                                                      -------------------------------------   --------------------------------------

Operating expenses:
        Selling                                              13,958            64,866                35,800            137,065
        General and administrative                          628,648           225,935             1,129,741            510,220
        Depreciation and amortization                         8,660             2,812                25,980             42,109
                                                      -------------------------------------   --------------------------------------
                                                            651,266           293,613             1,191,521            689,394
                                                      -------------------------------------   --------------------------------------

Loss from operations                                       (608,663)         (267,194)           (1,151,449)          (658,838)
                                                      -------------------------------------   --------------------------------------


Other expenses:
        Net realized gain (loss) on
         sale of securities, trading                             -           (86,640)                5,344           (226,077)
        Unrealized (loss) on securities, trading                 -           (48,141)                    -            (82,582)
        Interest expense                                   (12,455)           (8,056)              (35,774)          (209,586)
                                                      -------------------------------------   --------------------------------------
Total other expenses                                       (12,455)         (142,837)              (30,430)          (518,245)
                                                      -------------------------------------   --------------------------------------

Net loss before extraordinary gain                        (621,118)         (410,031)           (1,181,879)        (1,177,083)

Extraordinary gain on forgiveness of debt                        -                 -                64,316                  -
                                                      -------------------------------------   --------------------------------------

                                                      -------------------------------------   --------------------------------------
Net loss                                                $ (621,118)       $ (410,031)         $ (1,117,563)      $ (1,177,083)
                                                      =====================================   ======================================

                                                      -------------------------------------   --------------------------------------
Net loss per common share                                  $ (0.05)          $ (0.05)              $ (0.10)           $ (0.16)
                                                      =====================================   ======================================

                                                      -------------------------------------   --------------------------------------
Weighted average shares outstanding                     12,932,163         8,161,779            11,499,248          7,502,476
                                                      =====================================   ======================================


The accompanying notes are an integral part of the financial statements.

                                Alottafun!, Inc.

                 Statements of Changes in Stockholders' Deficit
                                  (unaudited)

                                                                Preferred Stock                 Common Stock
                                                        ------------------------------------------------------------   Additional
                                                             Shares       $.0001 Par        Shares       $.01 Par       Paid-in
                                                             Issued          Value          Issued         Value        Capital
                                                        ------------------------------------------------------------  --------------
Balance, December 31, 1999                                2,000,000   $         200       9,034,104   $      90,341    $  4,750,988
Issuance of common stock for cash
 net of offering costs of $1,110,279                              -               -       3,400,333          34,004         642,895
Issuance of common stock for consulting services                  -               -       1,498,500          14,984         574,778
Issuance of stock option for consulting services                  -               -               -               -          33,500
Issuance of stock for deposit on acquisition                      -               -         100,000           1,000          61,500
Net loss for the nine months ended September 30, 2000             -               -               -               -               -
                                                        ============    ============   =============    ============  ==============
Balance, September 30, 2000                               2,000,000   $         200      14,032,937   $     140,329    $  6,063,661
                                                        ============    ============   =============    ============  ==============



                                                 Prepaid         Stock
        Accumulated          Deferred         Consulting     Subscription
         Deficit           Offering Costs       Services       Receivable       Total
     ---------------    ------------------------------------------------------------------
   $     (4,715,397)  $         (455,400)  $           -  $    (123,500)  $      (452,768)
                                                                                        -
                  -                    -               -              -           676,899
                  -                    -         (58,267)             -           531,495
                  -                    -         (22,333)             -            11,167
                  -                    -               -              -            62,500
         (1,117,563)                   -               -              -        (1,117,563)
     ===============    =================    ============   ============    ==============
   $     (5,832,960)  $         (455,400)  $     (80,600) $    (123,500)  $      (288,270)
     ===============    =================    ============   ============    ==============


The accompanying notes are an integral part of the financial statements.

                                Alottafun!, Inc.

                            Statements of Cash Flows
                                   (unaudited)

                                                         Nine Months Ended September 30,
                                                      -----------------------------------
                                                            2000             1999
                                                      -----------------------------------
Operating activities
    Net loss                                              $ (1,117,563)     $ (1,177,083)
                                                      -----------------------------------
    Adjustments to reconcile net loss to net
      cash used by operating activities:
       Depreciation and amortization                            25,980            42,109
       Loss on marketable securities                                             308,659
       Interest on conversion of convertible debentures                          190,818
       Common stock issued for services                        542,662           149,365
    Purchase of marketable securities                                -          (603,962)
       (Increase) decrease in:
         Accounts receivable                                   (85,321)           (2,946)
         Inventory                                                (593)            4,914
         Other assets                                             (575)            6,743
         Deposits                                                    -            19,450
       Increase (decrease) in:
         Accounts payable                                          658            96,206
         Accrued expenses                                       38,836           (43,647)
                                                      -----------------------------------
    Total adjustments                                          521,647           167,709
                                                      -----------------------------------
    Net cash used by operating activities                     (595,916)       (1,009,374)
                                                      -----------------------------------

Investing activities
    Acquisition of equipment and intangible assets             (82,759)         (126,155)
                                                      -----------------------------------
    Net cash used by investing activities                      (82,759)         (126,155)
                                                      -----------------------------------

Financing activities
    Bank overdraft                                               9,675                 -
    Proceeds from issuance of note payable                      15,000           445,015
    Proceeds from sale of common stock                         676,897           365,021
    Reduction in note payable                                        -           (81,333)
    Net payments on credit line                                (27,613)                -
                                                      -----------------------------------
    Net cash provided by financing activities                  673,959           728,703
                                                      -----------------------------------
Net decrease in cash                                            (4,716)         (406,826)
Cash at beginning of period                                      5,310           411,114
                                                      -----------------------------------
Cash at end of period                                            $ 594           $ 4,288
                                                      ===================================

Supplemental disclosures of cash flow information
    and noncash financing activities
     Cash paid during the period for interest                  $ 7,566               $ -
                                                      ===================================



In February, 2000 the Company issued 100,000 shares of restricted common stock to Faction, Inc. as an acquisition deposit. These shares were valued at the fair market value at the date of issuance which totaled $62,500. This transaction is accounted for as a non cash transaction in the statement of cash flows.

During the nine month period ended September 30, 2000, the Company issued 3,400,333 shares of restricted common stock. The Company raised $679,339 which was net of $1,110,279 of offering costs. These offering costs include $87,000 of cash and 1,203,750 shares of Alottafun! Restricted stock, which are included in the number of total shares issued, valued at a total fair market value of $1,023,279. The issuance of these shares were treated as offering costs and are recorded as non cash transactions in the statement of cash flows.

During the nine month period ended September 30, 2000, the Company issued 355,000 shares of restricted common stock and options to purchase 100,000 shares of common stock for consulting services, investor relations services, and legal fees. These shares were valued at the fair market value at the date of issuance which totaled $155,525 for the common stock and $33,500 for the stock options. Some of the stock issued is for services to be provided over the next twelve months. Therefore, the Company has recorded $110,825 as prepaid consulting expense. The issuance of these shares is recorded as non cash transactions in the statement of cash flows.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses since inception that total approximately $5,800,000 and has used cash in operations of approximately $600,000 and $1,000,000 for the nine month periods ended September 30, 2000 and 1999, respectively. The Company has a negative working capital of $513,564 at September 30, 2000 and has negative tangible net worth of approximately $288,000 at September 30, 2000. In addition, the Company is currently in default on approximately $81,000 of notes payable. Additionally, the Company has not had significant revenues over the past two years. These issues indicate that the Company may be unable to continue as a going concern. Realization of the Company's assets is dependent upon the Company's ability to raise additional capital, as well as generate revenues sufficient to result in future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and nine month periods ended September 30, 2000 and 1999. The weighted average shares outstanding for the three month period ended September 30, 2000 was 12,932,163 as compared to 8,161,779 for the three months ended September 30, 1999. The weighted average shares outstanding for the nine month period ended September 30, 2000 was 11,499,248 as compared to 7,502,476 for the nine months ended September 30, 1999.

Note 3 - Equity Transactions

Please refer to Audited Financial Statements consisting of the Company's balance sheet as of December 31, 1999, and related statements of operations, changes in stockholders' equity, and cash flows ended December 31, 1999, as audited by Pender, Newkirk & Company, Certified Public Accountant.

During the nine month period ended September 30, 2000, the Company issued an aggregate of 3,400,333 shares of restricted common stock. The Company raised $676,899 that was net of $1,110,279 of offering costs. These offering costs included $87,000 of cash and 1,448,750 shares of Alottafun! Restricted stock valued at a total fair market value of $1,023,279. The issuance of these shares was treated as offering costs. The Company relied upon Section 4(2) of the Securities Act of 1933 for the issuance of these securities.

In February 2000, the Company issued 100,000 shares of restricted common stock as a deposit on the acquisition of Faction, Inc. Faction, Inc. is an Internet software development company located in New York, NY. This acquisition is pending the resolution of specific terms in the stock purchase agreement. The shares issued for the deposit were valued at the fair market value at the date of issuance that totaled $62,500. The Company relied upon Section 4(2) of the Securities Act of 1933 for the issuance of these securities.

During the nine month period ended September 30, 2000, the Company issued 1,498,500 shares of restricted common stock and options to purchase 100,000 shares of common stock for consulting services, investor relations services, and legal fees. These shares were valued at the fair market value at the date of issuance which totaled $589,763 for the common stock and $33,500 for the stock options. Some of the stock issued is for services to be provided over the next twelve months. Therefore, the Company has recorded $80,600 (net of amortization of $40,300) as prepaid consulting expense.

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


GENERAL

We were originally established on August 15, 1993 as a distributor, and marketer of collectible toys and candy products for children between the ages of three and twelve years old. We have marketed products that include tea sets, games, puzzles, books, plush toys, purses, ride-on cars, and unique surprise boxes that contain gum and candy, collectible toys, trading cards, milk caps (pogs), comic strips, tattoos, stickers, and various promotional inserts. Alottafun! has not generated sufficient revenues in the last two years to fund its ongoing operations and has sustained substantial losses since its inception and we do not expect to become profitable until 2001. Accumulated losses to date are approximately $5,800,000 and there is substantial doubt about our ability to continue as a going concern.

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

On February 10, 2000 as a result of our independent pursuit of a business-to-business strategy without MHA, who hosted the TOYPOP Internet site, MHA shut down our TOYPOP site. We intend to remake the site into a channel in the new MRABA Internet initiative. Sales of toy products through the TOYPOP site amounted to $16,506 during the 1999 Holiday selling season, primarily due to the lack of marketing and the limited availability of the better selling toy products through M. W. Kasch. We are optimistic that TOYPOP can be made a viable Internet retail portal through a re-organization and restructuring within our MRABA Internet opportunity.

According to Toy Manufacturers of America, the leading toy industry trade group, total annual retail toy sales were estimated at $29.9 billion in 1999. This represents traditional retail toy sales of $23 billion and video games of $6.9 billion. These figures represent the retail sales of toys through all major retail outlets such as national toy stores, discount stores, department, drug, food and variety stores; gift and novelty shops; price clubs; bookstores; home supply stores, mail order catalogs and online toy stores.

According to Jupiter Communications, Inc., a New York research firm, retail sales through online toy stores is expected to generate $555 million in 2002, and $1.5 billion by 2003 excluding software, books and other children's categories.

Without the joint venture with E-Commerce Fulfillment, we have revised the expectation of our ability to sell toy products over the Internet. As we develop relationships with toy, confectionary, and other related product manufacturers through our MRABA initiative, and providing that we can arrange the necessary capital, we now expect to capture $20 million of this $1.5 billion toy electronic segment of the toy industry by 2003. In addition, we are seeking to obtain market share in the confectionary industry utilizing our MRABA initiative. There is no assurance that we will be successful in marketing and distributing toys and confectionary products through electronic commerce. If we experience any difficulties regarding the development of our Internet site, our future business prospects will be adversely affected.

Our e-commerce site was originally launched on September 21, 1999. The Web-site e-commerce development program cost about $235,144 through December 31, 1999. In comparison with other retailers of toys, our expenditures were relatively small. Our expected marketing program was not funded for the 1999 holiday selling season. Our lack of marketing resources has had a negative impact on our sales and our ability to meet our sales projections. Our Toypop.com site was operating through February 10, 2000 when it was closed.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Total consolidated revenue for the three months ended September 30, 2000 was $92,031 compared to $90,092 for the same period of 1999, which represents an increase of $1,939. During the three month period ended September 30, 2000, revenues reflected fulfillment and sales of confectionary products as part of our MRABA.com business-to-business e-commerce focus. During the same period ended September 30, 1999, revenues reflected sales of our Hearthside product line.

Gross profit was $42,603 and $26,419, respectively, for the three month period ended September 30, 2000, as compared to the prior period ended September 30, 1999, an increase of $16,184 or 61%. This increase is primarily attributable to the sale of $22,500 of confectionary products assumed by us at little or no cost and higher margins associated with our streamlined order processing and inventory management.

For the three months ended September 30, 2000, total selling expenses were $13,958 as compared to $64,866 for the same period of the previous year, a decrease of $50,908, or 79%. This decrease is the result of lower marketing expenses associated with our automated order processing systems. Total general and administrative expense for the three months ended September 30, 2000, was $628,648 as compared to $225,935 for the same period of the previous year, an increase of $402,713, or 178%. Management has continued its Internet presence despite the closing of its TOYPOP portal and has developed and launched its MRABA initiative. Expenses were primarily related to these activities as well as the development of its collectible line of toys that will were introduced at the February ToyFair 2000.

We had a loss from operations of $621,118 for the period ended September 30, 2000 as compared to a loss of $410,031 for the same prior year period. This increase in the operating loss over that of the preceding year period primarily reflects higher general and administrative, together with a higher depreciation expense despite lower selling expenses. General and administrative costs included an investor relations expense of approximately $434,000 in the three month period ended September 30, 2000. Management anticipates that as more sales are generated it will result in an improvement in future operating performance and eventually profitable operations.

The loss and loss per share were $621,118 and $0.05 per share respectively, for the three months ended September 30, 2000 as compared to a loss and loss per share of $410,031 and $0.05 respectively, for the same period in 1999. This loss represents a 51% increase over the loss experienced in the year ago quarter. The weighted average shares outstanding for the quarter ended September 30, 2000 was 12,932,163 as compared 8,161,779 for the preceding year quarter ended September 30, 1999.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

Total consolidated revenue for the nine months ended September 30, 2000 was $92,441 compared to $110,024 for the same period of 1999, which represents a decrease of $17,583 or 16%. Sales in the 1999 period reflected sales of our Hearthside product line. During the nine month period ended September 30, 2000, revenues reflected fulfillment of confectionary products as part of our MRABA.com business-to-business e-commerce focus.

Gross profit was $40,072 and $30,556, respectively, for the nine month period ended September 30, 2000, as compared to the prior period ended September 30, 1999. This increase is the result higher margins associated with our streamlined order processing and inventory management. This increase is primarily attributable to the sale of $22,500 of confectionary products assumed by us at little or no cost and higher margins associated with our streamlined order processing and inventory management.

For the nine months ended September 30, 2000, total selling expenses were $35,800 as compared to $137,065 for the same period of the previous year, a decrease of $101,265, or 74%. This decrease is the result of lower marketing expenses associated with our automated order processing systems. Total general and administrative expense for the nine months ended September 30, 2000, was $1,129,741 as compared to $510,220 for the same period of the previous year, an increase of $619,521, or 121%. Management has continued its Internet presence despite the closing of its TOYPOP portal and has developed and launched its MRABA initiative. Expenses were primarily related to these activities as well as the development of its collectible line of toys that will were introduced at the February ToyFair 2000.

We had a loss from operations of $1,151,449 for the period ended September 30, 2000 as compared to a loss of $658,838 for the same prior year period. This increase in the operating loss over that of the preceding year period primarily reflects higher general and administrative expenses. General and administrative costs included an investor relations expense of approximately $590,000 in the nine month period ended September 30, 2000. Management anticipates that as more sales are generated it will result in an improvement in future operating performance and eventually profitable operations.

We obtained the benefit of an extraordinary gain on the forgiveness of debt during the period ended September 30, 2000 in the amount of $64,316. This resulted from settlement of accounts payable balances

The loss and loss per share were $1,117,562 and $0.10 per share respectively, for the nine months ended September 30, 2000 as compared to a loss and loss per share of $1,177,083 and $0.16 respectively, for the same period in 1999. This loss represents a $59,521 or 5% decrease over the loss experienced in the year ago period. The weighted average shares outstanding for the nine month period ended September 30, 2000 were 11,499,248 as compared 7,502,476 for the preceding year nine month period ended September 30, 1999.

During the nine month period ended September 30, 2000 we closed out our security position that resulted in a gain of $5,345. During the year ago period, we had realized and unrealized losses of $308,659. All securities trading activities with our cash balance has ceased. Management has utilized money market funds for its cash prior to its use in our operations. Interest expense was $35,774 in the nine month period ended September 30, 2000 as compared to $209,586 in the same prior year period. This represents a $173,812 decrease in interest expense, or 83%. The prior year included convertible debt that was subsequently retired with the issuance of our common stock.

The Company has focused, in the recent nine month period ended September 30, 2000, on redeploying its Internet presence within the MRABA portal that is a B2B e-commerce business site within the toy, confectionary, and other related industries. MRABA was launched in May 2000 and is currently operating. The site has begun to provide income to us, however, there is no assurance that it will generate significant revenues. It is anticipated that the collectible toys will begin generating revenues this calendar year. Management is optimistic about the benefits of its business strategies.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has largely funded its operations and its product development activities with funds provided by issuing securities and from borrowings. During the nine months ended, the Company received $676,899 as equity investments for the issuance of 4,998,833 shares of common stock. These funds were used for working capital purposes. In addition the company borrowed $15,000 during the nine month period ended September 30, 2000.

Net cash used in operating activities for the nine months ended September 30, 2000 was $595,916 compared to net cash used of $1,009,374 for the nine months ended September 30, 1999. This decrease in cash used by operating activities is primarily due to a reduction in the purchase of marketable securities for the nine month period ended September 30, 2000 as compared to the prior year period.

Cash used in investing activities for the nine months ended September 30, 2000 and 1999 was $82,759 and $126,155, respectively. We acquired equipment and intangible assets of $82,759 during the nine months ended September 30, 2000 as compared to $126,155 in the prior year ago period.

Cash provided by financing activities for the nine months ended September 30, 2000 was $673,959 as compared to cash provided by financing activities of $782,703 for the nine months ended September 30, 1999. During the recent period, the Company issued common stock that generated proceeds of $676,899 and notes payable of $15,000 to provide working capital and to support its' expenditures. In the year ago period, we received note proceeds of $445,015 and equity investment of $365,021.

As of September 30, 2000, the Company had a net working capital deficit of $513,564. The Company is not presently profitable and continues to fund itself from the proceeds of securities placements. Only when the Company achieves profitability, will then be in a position to fund itself on an operating basis.

Management believes that additional capital will be needed to fund its working capital needs within this fiscal year. Funding is needed for the continuing development of its MRABA Internet portal and to market and promote its toy collectibles. The Company is optimistic that such funds will be available from investment or financing sources to provide for its plan. Should funds not be readily available, management intends to defer one or more of its business activities to a later time when appropriate funding can be arranged. The Company is in need of additional funding to provide for its working capital requirements over the next nine months. Should such funding not be available, the Company would have to significant curtail its planned operations to achieve breakeven operations.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.
               -----------------

               None

Item 2.        Change in Securities and Use of Proceeds.
               ----------------------------------------

During the nine month period ended September 30, 2000, the Company issued an aggregate of 3,400,333 shares of restricted common stock. The Company raised $676,899 that was net of $1,110,279 of offering costs. These offering costs included $87,000 of cash and 1,448,750 shares of Alottafun! Restricted stock, which are included in the number of total shares issued, valued at a total fair market value of $1,023,279. The issuance of these shares was treated as offering costs. The Company relied upon Section 4(2) of the Securities Act of 1933 for the issuance of these securities.

In February 2000, the Company issued 100,000 shares of restricted common stock as a deposit on the acquisition of Faction, Inc. Faction, Inc. is an Internet software development company located in New York, NY. This acquisition is expected to be completed pending the resolution of specific terms in the stock purchase agreement. The shares issued for the deposit were valued at the fair market value at the date of issuance that totaled $62,500. The Company relied upon Section 4(2) of the Securities Act of 1933 for the issuance of these securities.

During the nine month period ended September 30, 2000, the Company issued 1,498,500 shares of restricted common stock and options to purchase 100,000 shares of common stock or consulting services, investor relations services, and legal fees. These shares were valued at the fair market value at the date of issuance which totaled $589,763 for the common stock and $33,500 for the stock options. Some of the stock issued is for services to be provided over the next twelve months. Therefore, the Company has recorded $80,600 (net of amortization of 40,300) as prepaid consulting expense.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Alottafun!, Inc.

Dated:  11/20/2000

                                                      /s/ Michael Porter
                                                      -----------------------
                                                      Michael Porter, President