Form 10KSB
period 2000-12-31
ALOTTAFUN INC
filed 2001-04-20
CIK 1020367

UPSIDE DEVELOPMENT, INC.

                             (f/k/a ALOTTAFUN, INC.)

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the year ended December 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21279


                            UPSIDE DEVELOPMENT, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         39-1765590
         ---------                                        ----------
(State or jurisdiction of                              (I.R.S. Employer
incorporation or organization)                        Identification No.)


            141 N. Main Street, Suite 207, West Bend, Wisconsin   53095
            ---------------------------------------------------   -----
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

[ X ] Yes  [   ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State  issuer's   revenues  for  its  most  recent   reporting   period  (Fiscal
year)........$144,822.

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2000 was $981,626. The bid price of the common stock at that date was $.06.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's stockholders to be held on August 31, 2001 are incorporated by reference into part III of this Form.


                            UPSIDE DEVELOPMENT, INC.

                             (f/k/a ALOTTAFUN, INC.)

                               FORM 10-KSB - Index
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

Alottafun!, Inc., now Upside Development, Inc., was originally established on August 15 1993 as a distributor, and marketer of collectible toys and candy. We have marketed products that include tea sets, games, puzzles, books, plush toys, purses, ride-on cars, and unique surprise.

In May 1999, Alottafun! joint ventured with E-Commerce Fulfillment, LLC. which contracted with M.W Kasch, an independent U.S. toy distributor, to launch an e-commerce Internet portal called TOYPOP.COM. On February 28, 2000, M. W. Kasch and us agreed to terminate our relationship and thereupon, M.W. Kasch Co. gave notice that effective March 28, 2000 our agreement with them was terminated.

Our role was to manage marketing strategies, and to provide the electronic mediums for the sale, customer support, and fulfillment of products that joint venture purchase.

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

On February 10, 2000 as a result of our independent pursuit of a business-to-business strategy without MHA, who hosted the TOYPOP Internet site, MHA shut down our TOYPOP site. We intend to remake the site into a channel in the new MRABA Internet initiative. Sales of toy products through the TOYPOP site amounted to $16,506 during the 1999 Holiday selling season, primarily due to the lack of marketing and the limited availability of the better selling toy products through M. W. Kasch

We announced our business-to-business internet strategy on February 22, 2000. In May, 2000, we launched MRABA.COM; a B2B site devoted to the toy, candy and related children products industry.

As a process of developing the MRABA.com site, we developed a sophisticated software system called e-Logic. The e-Logic system is a web-based application developed for companies to provide integrated, real-time information for all aspects of a companies back office operations, including everything from order entry and processing through inventory tracking and cost accounting. We have initially entered into an agreement with Kamino International Transport, Inc., a New York based transportation and logistics company to provide the e-Logic System to their client base.

In January 2001, we signed letters of intent to acquire three tire recycling companies and a logistics company, allowing us to expand our technology expertise into a fast growth industry.

GROWTH STRATEGY

Our growth strategy will focus on the following:



1.   Expand our technology expertise into the scrap tire business.

2.   Market and expand the e-Logic software system.

3. Expand and develop the MRABA.COM site to help implement a business to business interaction between retailers and manufacturers.


The Scrap Tire Market

General

The scrap tire market in the United States is one of the largest in the world. The Scrap Tire Management Council (STMC), based in Washington, D.C., estimates that there are over 270,000,000 tires discarded each year. In addition, there are currently over one billion tires stockpiled in the United States and an estimated 1,400,000,000 tires discarded annually worldwide. Although millions of tires are discarded every year, there has been no consensus on the best way to dispose of the tires. One of the early governmental responses to this problem was to require the tires be shred into small pieces to reduce the size of the tire dumps, the potential for fires, and the health hazards which existed because of mosquitoes and rodents which inhabit these tire dumps. The European Union, however, has issued a directive banning land filling of all tires, whether whole or shredded, by the year 2007.

In an effort to induce recycling of tires in the United States, many states have enacted laws charging recycling fees on all new tire sales. The fees are deposited into state operated funds which are used for grants to fund tire recycling technology research projects and to compensate tire recyclers for recycling tires.

Estimated Total Scrap Tire Market: 1998 ( in Millions)

Fuel                                          114
Cement kilns                                   38
Pulp/Paper mills                               20
Dedicated tires to energy                      16
Electric Utilities                             25
Industrial boilers                             15
Civil Engineering                              20
Products                                       23

Ground Rubber                                  15
Cut/Punched/Stamped                             8
Miscellaneous/Agriculture                     5.5
Export                                       15.0
Subtotal                                    177.5

Total Generation                            270.0

The Tire Collection/Processing Industry

1.       Generators

These are the entities that generate the scrap tires, and include Retailers and Small Operators, Municipalities, Consumers, Junkyards, and Tire Manufacturers.

2.       Collectors

Tire are collected by a variety of entities, including Licensed dealers, Unlicensed (Tire Jockeys) and Municipalities

3.       Processors

There are approximately 400 companies processing tires in the United States and their output includes Whole tires, Shreds, Chips, Popcorn, and Ground or Crumb.

4.  Markets

o    Tire Derived Fuel (TDF)

     Currently, tire-derived fuel (TDF), or energy recovery, is the largest application for scrap tires in the United States. Overall, TDF consumed 114 million of the 270 million scrap tires generated in 1998.

     Facilities that can use TDF as a supplemental fuel include:

     o    Cement kilns (whole and processed tire chips)
     o    Pulp and paper mills and boilers (chips)
     o    Industrial boilers (chips)
     o    Utility boilers (chips)
     o    Dedicated scrap tire to energy plant (whole or chips)
     o    Resource recovery facilities (chips)

o    Recycled rubber products

     o    Sidewalls
     o    Automobile mats
     o    Other rubber products

o    Civil Engineering Applications

     One of the fastest growing markets in the United States is the use of scrap tires in civil engineering applications. Civil engineering applications are generally defined as the use of scrap tires, either whole or processed, in lieu of conventional construction materials (i.e., clean fill, gravel, sand). In this regard, scrap tires have been/are being used as a light weight backfill, as road embankment fill, in leachate collection systems, as septic field drainage material, as alternate daily cover in landfills, as road base, as a thermal insulator (along housing foundations), as breakwaters, as side slope stabilizers, among other applications. This market application did not exist even six years ago. Today it consumes 20+ million scrap tires a year nation-wide. However, profitability in this market depends on the cost of traditional materials with which scrap tire materials compete. Because aggregate (gravel, etc.) is often less expensive than even the cost of processing scrap tire into chips, landfill applications often represent a net cost to the processor.


o    Crumb Rubber Applications

     Upside development, Inc. is currently focusing it's the majority of its efforts on crumb rubber applications. Scrap tires can be processed into a product referred to as ground rubber. This material, also known as crumb rubber, can vary from particles as large as three-quarters of an inch in diameter to a particle size of 100 mesh (150 microns, or the consistency of talc powder). As would be expected, the uses for this material are a function of size and shape. Larger-sized particles (half to quarter inch) are used as cover material for playgrounds, as a soil amendment, as a turf treatment, and in several manufactured products (running tracks, mulch). The "larger" ground rubber sizes (4 - 16 mesh) are used as an amendment for asphalt binders, which is the largest single market for ground rubber. Ground rubber in the 20 - 80 mesh sizes is also incorporated into a wide range of manufactured products, including but not limited to soaker hoses, mats, carpet backing and mold and extruded copolymer materials. The ultra fine mesh (100 mesh and smaller) is used in tire manufacturing. This is the second largest market application for ground rubber.

     Prices of crumb rubber vary according to the mesh (size) of the rubber. The March 2000 issue of Scrap Tire and Rubber Users Directory, 2000, published by Recycling Research Institute, provided information regarding historical market prices of tire-derived materials, including crumb rubber.

     In 1999-2000, the average price of crumb rubber with a mesh of minus 10 was $.05 - .18 per pound. This is the size most commonly used in asphalt paving. Aftermarket products manufactured from press equipment use rubber of approximately minus 30 mesh, which for 1999-2000 was priced at $.08 - .32 per pound. Very finely ground crumb rubber which is suitable for de-vulcanization is usually minus 80-100 mesh. In 1999-2000 crumb this size ranged in price from $.17 - .75 per pound.

     There are over 1500 industries using crumb rubber today. Demand far exceeds supply. New industries and new uses surface at the rate of 25-50 a day as the crumb rubber industry advances its' techniques, accelerates its' output and improves its' quality., Windshield wipers, brake pedals and many more items used everyday can now be molded from crumb rubber. Customized mats and traffic safety devices are currently a high priority.

     The demand by environmental groups for a solutions to the tire "pile-up" has been persistent, loud and unyielding for over thirty years, culminating today in laws that render the production of crumb rubber no longer just a commercial venture, but now a government requirement.

     In an effort to minimize injuries, educational agencies have been budgeting in advance just on the hopes of acquiring enough crumb rubber to resurface their playgrounds, their tennis courts, swimming pools, tracks and gym floors. The days of using sand, concrete and wood are long gone. Some areas have resorted to using wood chips in a desperate attempt to find a safer surface, but this material has its' own set of problems. The reported injuries to both man and beast (horses, dogs etc.) in those areas using crumb rubber today have dropped dramatically since resurfacing. Government, educational and health agencies all agree, the only durable, cost-effective and safe surface for such use is crumb rubber, either in bulk or mat form. The safety of our children and the reduction of litigation stemming from such injuries more than justify expenditures budgeted for crumb rubber installation.

     Health agencies are now insistent on the use of crumb rubber in public facilities such as parks, golf courses, race tracks, sports arenas and other recreation areas. "Sand boxes", as we have known them for over 100 years are slowly being banned in public domains because of the incidence of stray cats using our children's play areas as litter boxes. The finest mesh crumb, which can be washed, sterilized and reused, is the product of choice now and will be the product-of-law over the next decade.

     Any industry using rubber, in any form, as its' principle raw material is now able to use crumb rubber to augment production. The probability is that future laws will require recycled rubber in production and the cost-effectiveness over raw rubber will demand it. Manufacturers will have no choice. Construction materials, i.e. roofing, siding and paints are but a few of those products already utilizing crumb in production. There are thousand of such uses as yet unexplored and thousands more which will completely improve the products we've come to know.

     As a result of today's increased use and proven success, crumb rubber is now a spot commodity on the Chicago Board of Trade. The advent of crumb rubber will open doors to products and solutions to problems far beyond anyone's wildest dreams.


     The Production of crumb rubber
     ------------------------------

     To produce crumb rubber, it is usually necessary to further reduce the size of the tire shred or chip. This is accomplished by grinding techniques generally categorized as ambient or cryogenic.

     Ambient Process

     Ambient grinding can be accomplished in two ways: granulation and cracker-mills. Ambient describes the temperature of the rubber or tire as it is being size reduced. Typically, the material enters the cracker-mill or granulator at "ambient" or room temperature. The temperature of the rubber will rise significantly during the process due to the friction generated as the material is being "torn apart." Granulators size reduce the rubber by means of a cutting and shearing action. Product size is controlled by a screen within the machine. Screens can be changed to vary end product size.

     Rubber particles produced in the granulation process generally have a cut surface shape, rough in texture, with similar dimensions on the cut edges.


     Cracker-mills - primary, secondary or finishing mills - are all very similar and operate on basically the same principle: they use two large rotating rollers with serrations cut in one or both of them. The roll configurations are what make them different. These rollers operate face-to-face in close tolerance at different speeds. Product size is controlled by the clearance between the rollers. Cracker-mills are low speed machines and the rubber is usually passed through 2-3 mills to achieve various particle size reductions and further liberate the steel and fiber components. The crumb rubber particles produced by the cracker-mill are typically long and narrow in shape and have a high surface area.

     Cryogenic Process
     -----------------

     Cryogenic processing refers to the use of liquid nitrogen or other materials/methods to freeze tire chips or rubber particles prior to size reduction. Most rubber becomes embrittled or "glass-like" at temperatures below -80(degree)F. The use of cryogenic temperatures can be applied at any stage of size reduction of scrap tires. Typically, the size of the feed material is a nominal 2 inch chip or smaller. The material is cooled in a tunnel style chamber or immersed in a "bath" of liquid nitrogen to reduce the temperature of the rubber or tire chip. The cooled rubber is ground in an impact type reduction unit, usually a hammermill. This process reduces the rubber to particles ranging from 1/4 inch minus to 30 mesh.

     Cryogenic systems are expensive, costing from 4 to 20 million dollars. To date, the Company is not aware of any facility using a cryogenic system that is not subsidized by government grants or private grants from producers of liquid nitrogen. Although this process uses much more sophisticated technology, the process tends to be cumbersome and expensive to operate. Moreover, if the equipment is shut down for maintenance or repairs the entire system must be taken off line for a period of days. Another disadvantage of such systems is that the crumb rubber made by the cryogenic process has reduced elasticity, which limits the usefulness of the crumb rubber for after market products.

     Other Processes
     ---------------

     In addition to conventional ambient grinding techniques and the cryogenic process, there are several proprietary wet-grinding processes in use today in the U.S. for producing fine and super-fine grades of crumb rubber.

     Production of finer crumb rubber (40-60 mesh) and very fine (60- mesh) requires a secondary high intensity grinding stage.

     Micromilling, also called wet-grinding, is a patented grinding process in which tiny rubber particles are further size reduced by grinding in a liquid medium, usually water. Grinding is performed between two closely spaced grinding wheels.

     Fine mesh crumb or ground rubber can be used in asphalt rubber, roofing product, coating and sealant products, and as an ingredient in numerous automotive products including new tires.

     Crumb Rubber Markets - North America - 2000
     -------------------------------------------

     Asphalt Modification - 200 million lbs. - up from 97 million lbs. in 1995. Strong growth potential.

     Molded Products - 190 million lbs. - up from 14 million lbs. per year in 1995. Continuing R&D and equipment advances make this a good growth market. Products and applications include solid tires, truck bed liners, flooring tiles, traffic control products, home & garden products, wheels and wheel chocks.

     Tires/Automotive (includes brakes/friction market and other automotive parts) - 70 million lbs. - 11% of crumb rubber being consumed annually. Manufacturers currently use up to 5% per tire and are testing compounds with 10% or more recycled rubber content. Good growth potential. Products and applications include hoses, belts, friction materials (brake pads), trailer bumpers, mud flaps, pickup truck bed liners, brake pedal covers, door step pads (Vans), air deflectors and splash guards.

     Athletic & Recreational - 60 millions lbs. - 9.8% of crumb rubber being consumed annually. Steadily growing market. Products and applications include soil amendments, top dressings, playground surfacing, parking lots/mulch applications, indoor/outdoor equestrian footing, asphalt, mats, running tracks and pour-in-place surfaces.

     Rubber/Plastic Blends - 20 million lbs. - 4% of crumb rubber being consumed annually. Products include truck bed liners, golf cart fenders, bumpers, etc.

     Construction - 17 million lbs.- includes roofing products, building materials, insulation and sound proofing.

     Surface Modified/Reclaim - 25 million lbs. - includes imported quantities.

     Animal Bedding - 25 million lbs. - new applications and production methods continue to push growth in this market.

     Other        5 million lbs.

     TOTAL        612 million lbs.


STRATEGY

The first stage of Upside Development, Inc., is to enter into acquisition and joint venture agreements with strategically located companies. Each company is unique and provides a different service to the recycling effort, and each one will support one another with services that would normally be provided by a competitor.

We plan on establishing, through acquisitions and joint ventures, strong presence in NY, NJ, PA, and OH. These particular states offer us access to used tires and countless crumb rubber applications. For manufacturers and consumers alike, the demand for crumb is well documented.

We have signed letters of intent to acquire the following companies, however, there is no assurance that a definitive agreement will be reached resulting in the consummation of these acquisitions:

In Ohio, Adriatic Tire is currently relocating its facilities. The city of Youngstown is anxious for companies to commit their resources there. Adriatic's new location will be able to handle over 500,000 tires the first year and will have a rail siding. Tire shred will supplement any supply needs in West Virginia. In addition, Adriatic will take in overproduction and scrap EPDM rubber from local manufacturers to crumb into play ground mulch. This will go back into its distributor network for resale.

Emert Grinding is a small manufacturer of crumb rubber, scrap tire processing machines and value added products, i.e., mats. The company is over 25 years old and is a very creative tire recycling company. It is located in Somerset, PA and fits perfectly into our line of distribution. The equipment, at this site, can shred and make crumb rubber at over 6,000 pounds per hour. Specialty products can also be made with their specially developed equipment. Ramping up to produce plastic and rubber lumber is currently on the drawing board.

Canales Tire in Somers Point, NJ has over 50 years in the recycling business. They cover the lower two thirds of the State of New Jersey and can process over 2 million tires. The location of this facility is ideal, since they are 5 minutes from the Garden State Parkway and one mile south of the Atlantic City Expressway. This acquisition will provide us with land and hundreds of customers.

The concerns of all of the States are basically the same. They need someone to collect and properly destroy the tires. Our expertise allows us to take tire recycling to the next level. Collect, shred, crumb and market are the four basic levels in our endeavor. There are, in addition numerous grants and subsidies that haven't been explored, that we will pursue.


The e-Logic Software System

e-Logic is a web-based application developed for companies to provide integrated, real-time information for all aspects of their back office operations. This includes everything from order entry and processing through inventory tracking and cost accounting.

e-Logic is designed to reduce both the burden and expense associated with the operational and administrative aspects of managing a business. e-Logic helps by interfacing with other existing platforms and applications to allow a company to both generate and manage its' business at e-Speed.

Unlike other software applications and EDI systems that are placed on their own servers or desktops, e-Logic is a secured, web-based application. Through static IP connections, e-Logic allows real-time information access to traveling executives, sales people and other branch office staff from any standard Internet connection.

How is e-Logic different from other applications on the market?

Unlike other software, e-Logic is a daily, real-time system accessible 24/7 by anyone throughout your company. Other applications developed by business-to-business exchanges promise increased sales or business resulting from a high traffic exchange. Most other applications involve a large investment of time, resources and money by paying high start-up and monthly fees. e-Logic is a cost-effective, user-friendly application that will enhance user ability to manage its' business.

Overview of Application Functions & Features:


Functions

o        Order Entry Module
o        Order Processing Module
o        Order Tracking System
o        Inbound/Outbound Tracking System
o        Real-time Inventory Tracking
o        Accounting Functions
o        Transportation Cost Tracking

Features & Capabilities

o        XML Import Capability
o        Allows for EDI Interfacing
o        Virtual Accessibility
o        Interface Capability
o        Unlimited Access
o        Commerce Controls Capability
o        Easy Upgrade Flexibility
o        Adding Modules
o        Interfaces with Internet Explorer
o        Internet Connection Needed

Order Entry

Flow of Data

An EDI system relies on transmitting data in batches and sending information hours later creating delays, inefficiencies, and operational breakdowns (not to mention getting an overwhelming amount of orders at one time). With e-Logic, when orders are entered, real-time data flows automatically from the Order Entry Module to the other application modules without human intervention. This will allow a company to keep pace with daily orders and take special attention to orders when placed, instead of being overwhelmed with an abundance of batched orders.

User-Friendly

Unlike other systems, e-Logic provides user-friendly tools that make processing orders extremely easy from any Internet connection with the point-and-click of a mouse.

Customer Information

e-Logic embeds customer information into the Order Entry module. With two clicks of a mouse, customer billing and shipping information is right in front of the user on a drop down screen displaying the entire product line with tiered pricing. Each order will generate an email to any related party requesting notification and customized invoices are ready for delivery.

Accounting Interface

The average company plugs in and re-enters data numerous times to complete one transaction. e-Logic solves this problem by eliminating much of the human invention required in finishing a transaction. Streamlining the data from the Order Entry module into the Accounting module replaces redundant data entry and increases accuracy.

Payment Processing

e-Logic has the ability to process orders for payment right from the Order Entry page. e-Logic currently accepts all major credit cards and processes checks online. In large volume businesses, using e-Logic reduces credit card and online check rates.

Viewing Client History

Immediately upon entering an order, e-Logic users have the ability to view client history from any Internet connection. e-Logic allows users to quickly gather information from multiple tracking numbers including client name, client number, purchase order number and reference number. This is a great feature for both traveling sales staff wanting to view customer information prior to meeting or for customer service associates needing quick access to information.

Real-Time Inventory

Real-Time Information

EDI systems claim to provide real-time inventory levels. Unfortunately, this is not always true since EDI systems send information in large batches providing obsolete information. Through continuous data flow, e-Logic provides users with real-time access to availability of product, pending orders and back orders.

The e-Logic Inventory module does not have to be installed or placed in any location. Through any Internet connection, all distribution stations, branch offices, customer service representatives, sales teams and independent brokers can now view all information through one application.

Interfacing with the Order Entry module, the Inventory module provides customer service, sales people and independent broker's with instant access to availability and gives management the tools needed for product / sale forecasts.

Multiple Level Inventory Management

Real-time inventory  management allows the user to view inventory at a number of
levels:   product   number,   product  name,   warehouse  and  location   within
warehouse(s).

Inbound / Outbound Tracking

The Inbound and Outbound Tracking module allows users to track product movement for both the receiving and sending end. The I/O Tracking module allows users and related people to get instant notification on designated points of transportation. This reduces the time and expense associated with traditional tracking done via telephone, fax, and paper.

Financial Reporting

e-Logic produces detailed financial reports needed to manage a business. It quickly identifies targets to focus on to yield "higher impact results." This is crucial in determining customer or product level profitably. Through the Order Entry and I/O Tracking modules, e-Logic provides related financial information to aid management in achieving targeted profit margins and monitoring your customer base.

We will continue to develop the e-Logic platform and apply that platform to our acquisitions. We plan on licensing this system for $12,500 per installation and we plan on charging a monthly maintenance fee of $250 - $1,000, based upon the number of transactions processed. In comparison to other products in the marketplace, our product should be competitive. To-date, we have not sold or licensed our e-Logic platform as we are continuing to develop its capabilities.

The e-Logic system will be used to integrate the recycling facilities to enable real-time management of inventory and processing. We believe this will give us a tremendous advantage over other companies in the marketplace.

EMPLOYEES

As of April 13, 2001, we employed 6 persons, all of whom are full-time employees, including three executive officers. Our employment reflects our outsourcing of manufacturing and the establishment of strategic partnerships that allows us to minimize staffing. We believe that we have good relationships with our employees. None of our employees belong to a labor union.


ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 2,000 square feet of space at 141 N. Main Street, Suite 207, West Bend, Wisconsin, 53095, which is currently used for our principal executive offices. The lease for the offices expires on December 31, 2001. The monthly rent for the offices is approximately $1,000.00. We are also opening an office in New Jersey.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during fiscal year 2000.


                                     PART II

ITEM 5. MARKET VALUE
Our Common Stock is listed and traded on NASDAQ OTC Bulletin Board under the symbol UPSD. Manhattan Transfer Registrar Company of Lake Ronkonkoma, New York is the transfer agent and registrar for our Common Stock. The following table sets forth for the periods indicated the high and low sale prices for shares of the Common Stock as reported on the OTC. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                            High                       Low
                  1998                      ----                       ---

         First Quarter                      3                          1
         Second Quarter                     2 5/8                      9/16
         Third Quarter                      2 1/16                     7/8
         Fourth Quarter                     11/2                       5/32

                  1999
         First Quarter                      3 1/4                      1/8
         Second Quarter                     1 3/4                      13/16
         Third Quarter                      1 3/4                      5/8
         Fourth Quarter                     7/8                        11/16

                  2000
         First Quarter                      1/2                        15/32
         Second Quarter                     17/32                      7/16
         Third Quarter                      1/4                        1/4
         Fourth Quarter                     1/16                       1/16

     (1) Our Common Stock began trading on approximately March 11, 1997. There is no trading market for our warrants.

As of December 31, 2000, there were approximately 180 holders of record for our common stock. However, the Company' management believes that approximately 3,088 of shareholder's beneficially own the Company's Common Stock as of December 31, 2000


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We have not, through the present time, been in a position to generate sufficient revenues during our limited operating history to fund on-going operating expenses or product development activities. As a result, we resorted to raising capital through equity fundings and from borrowings. In June of 1998, we acquired inventory, equipment, and goodwill of the Mother Hubbard's Creations toy line. We renamed the Mother Hubbard's Creations toy line Hearthside Treasures.

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

We announced our business-to-business Internet strategy on February 22, 2000. Our e-commerce site was originally launched on September 21, 1999. The Web-site e-commerce development program cost about $235,144 during 1999. In comparison with other retailers of toys, our expenditures were relatively small. Marketing expenditures included limited newspapers, radio, magazine, and internet advertisements. Our expected marketing program was not funded for the recent holiday selling season. Our lack of marketing resources has had a negative impact on our sales and our ability to meet our sales projections. Our
Toypop.com site was processing orders through February 10, 2000 when it was closed.

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

We have sustained significant operating losses since inception resulting in an accumulated deficit of approximately $7,100,000 at December 31, 2000.

Because of the need for capital and the diminishing prospects for obtaining new monies, we have reduced our focus on the toy industry and concentrated our efforts on the scrap tire market. In an effort to develop a viable business model to realize value for our shareholders we were presented with "roll-up" opportunities with the scrap tire industry. This strategy utilizes proprietary experience that we developed in our business-to-business Internet initiatives. We have identified a strategy to focus all our future resources to develop a business model that focuses on the acquisition of smaller privately owned regional operations in the scrap tire recycling industry.

In January 2001, we signed letters of intent to acquire three tire recycling companies and a logistics company, allowing us to expand our technology expertise into a fast growth industry.

We will continue to incur losses until we are able to complete acquisition within the tire recycling industry that will increase sales to a sufficient level to offset ongoing operating and administrative costs.


RESULTS OF OPERATIONS

Year ended December 31, 2000 compared to year ended December 31, 1999

Revenues

Total revenues for 2000 were $144,822 compared to $128,844 for 1999, which represents a increase of $15,978, or 12%. The increase was primarily the result of higher sales relating to our logistic product supply business. We focused our efforts primarily on expanding into the warehousing logistic industry and decreased our focus on toy and candy sales. There was no contribution from the Mother Hubbard product line during 2000.

Cost of Sales

Cost of sales for 2000 increased $48,522 or 49.1% to $147,190 from $98,669 in 1999. Cost of sales as a percentage of sales increased from 53% to 102% from 1999 to 2000. This increase was the result of lack of margins realized on logistic services as compared to the sale of our toy products in the prior year. Our lack of gross margins in 2000 are the result of higher than expected logistics costs incurred. During the year ended December 31, 2000, logistics costs were approximately $138,000. There was no comparable cost in the prior year.

Selling, General and Administrative Expenses

For the year ended December 31, 2000, total selling, general and administrative expenses ("S, G & A") were $2,167,645 as compared to $1,278,780, for 1999, a 70%
increase. This increase is attributed to additional expenses of personnel compensation, consultant fees and investor relation expenses incurred., which increased by approximately $96,000. These higher expenses were paid with our common stock. In addition, we incurred charges of $455,400 related to the write-off of warrants issued as deferred financing costs.

Interest Expense

Interest expense decreased 69%, or $173,031 to $80,154 for 2000 from $253,187 in 1999. This decrease in interest expense is attributed to the substantial charge for issuance of warrants at par value, a significant discount to the then market price of the common stock, as part of the funding of $400,000 through a convertible debenture in 1999.

Loss on disposal of impaired assets

During 2000, we experienced a loss from a write-off of fixed assets in the amount of $130,392 that were no longer being used in our business. These items consisted of dies, films, molds, trademarks, and packaging design costs. These assets were adjusted because of impairment associated with our ability to generate future cash flows from our toy business. These assets were adjusted for impairment in the year ended December 31, 2000 and there were no similar charges during the prior 1999 year.

Other expenses

During 2000 we realized a gain of $5,347 from trading securities while in the prior year we experienced losses of $271,686 from securities trading activities. The company discontinued securities trading in early 2000 after experiencing substantial losses.

Net Loss

The net loss and the net loss per share were $2,344,387 and $0.18 per share respectively, for 2000, as compared to a net loss and net loss per share of $1,816,158 and $0.23 per share respectively, for 1999. During 2000, there was a benefit from the forgiveness of debt of $74,352, or $0.01 per share. In 1999, there was also a benefit of $28,018 and $0.01 per share. The loss in 2000 over 1999 was an increase of $8,562 over the previous year. The loss per share was about 22% less than the previous year as more shares of our common stock was outstanding. For 2000, there were 16,360,437 shares of common stock outstanding at year end as compared to 3,808,033 shares outstanding at the year end 1999.. This represents more than a fourfold increase in shares outstanding in 2000 over the previous year.

Year ended December 31, 1999 compared to year ended December 31, 1998

Revenues

Total revenues for the period ended December 31, 1999 were $128,844 compared to $37,429 for the same period in 1998, which represents an increase of $91,415 or 244%. The increase was the result of increased sales of our Hearthside Treasures toy product lines.

Cost of Sales

Cost of sales for the year ended December 31, 1999 increased $70,126 or 245% to $98,669 from $28,543 in the same period in 1998. Cost of sales as a percentage of sales remained the same at 77% in 1999 as compared to 1998. We expect that improvement in gross profit margins will occur during 2000 as we increase revenues.

Selling, General and Administrative Expenses

For the year ended December 31, 1999, total selling, general and administrative expenses ("S, G & A") were $1,278,780 as compared to $454,127, for the same period of 1998, a 181% increase. Within SG & A, selling expenses amount to $204,809 for the year ended 1999 as compared to $66,886 for the prior year, a 206% increase amounting to $137,923. General and administrative expense amounted to $1,073,971 in 1999 as compared to $387,241 in the prior year. This increase amounted to $686,730, or a 177% increase over the prior year. These increases are attributed to the additional expense included legal expense of $80,719, consulting fees of $324,855, officer salaries of $129,231 and other wages of $72,500. Salaries, wages and consulting fees included payments using common stock. In addition, development expenses associated with our Toypop.com Internet site increased $235,144 during the year ended December 31, 1999.

Other Expenses

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

Interest Expense

Interest expense decreased 14%, or $41,709 to $253,187 for the year ended December 31, 1999 from $294,896 for 1998. This decrease is attributable to a reduction in convertible debt because of conversion into common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has largely funded its operations and its product development activities with funds provided by issuing securities and from borrowings. During the year ended December 31 2000, the Company received $731,899 as equity investments for the issuance of 4,827,833 shares of common stock. These funds were used for working capital purposes. In addition the company borrowed $165,000 in the form of notes payable and convertible debt during the year ended December 31, 2000.

Net cash used in operating activities for the year ended December 31, 2000 was $803,828 compared to net cash used of $687,039 for the year ended December 31, 1999. This increase in cash used by operating activities is primarily due to increased operating losses in the year ended December 31, 2000.

Cash used in investing activities for the year ended December 31, 2000 and 1999 was $76,411 and $387,127, respectively. We acquired equipment and intangible assets of $81,758 during the year ended December 31, 2000 as compared to $115,441 in the prior year ago period.

Cash provided by financing activities for the year ended December 31, 2000 was $875,460 as compared to cash provided by financing activities of $668,362 for the year ended December 31, 1999. During the recent period, the Company issued common stock that generated proceeds of $731,899 and notes payable of $165,000 to provide working capital and to support its' expenditures. In the year ago period, we received note proceeds of $693,851 from the issuance of common stock.

As of December 31, 2000, the Company had a net working capital deficit of $632,757. The Company is not presently profitable and continues to fund itself from the proceeds of securities placements. Only when the Company achieves profitability, will then be in a position to fund itself on an operating basis.

We do not presently have sufficient cash to operate for more than the next 90 days. We will need capital to development our scrap tire recycling business. We will need this capital to provide for our anticipated working capital needs over the next twelve months. We are presently seeking $500,000 in equity to allow us to sustain ourselves.

 We cannot provide any assurance that we will be successful in raising such capital as such undertakings are difficult to complete. We are optimistic that we will be successful in obtaining future financing.

SEASONALITY AND FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

There are no significant seasonal factors that result in revenue and sales being concentrated in any quarter within the scrap tire recycling business. When we were engaged in the toy industry, the last half of the calendar year would provide a significant portion of sales.


INFLATION

Inflation has not proven to be a factor in our business since our inception and is not expected to have a material impact on our business in the foreseeable future.


Swartz Agreement

On June 4, 1999, we entered into an Investment Agreement with Swartz Private Equity, LLC.("Swartz"). The Investment Agreement entitles us to issue and sell our common stock for up to an aggregate of $20 million from time to time during a three-year period through June 3, 2002 subject to certain conditions. This is also referred to as a put right. The Common Stock was to be registered for resale in a Form S-1 registration statement.

In partial consideration of the equity line commitment, we issued to Swartz, or its designee, warrants to purchase 450,000 shares of our common stock. Each warrant is exercisable at $1.00625. These warrants were valued at $292,757 using the Black-Scholes pricing model and recorded as deferred financing costs in the financial statements. In addition, we issued warrants to acquire up to 250,000 shares of our common stock at an exercise price of $1.00625 to Dunwoody Brokerage Services, Inc., an affiliate of Swartz. These warrants were valued at $162,643 and are also recorded as deferred financing costs in the financial statements. No shares of our common stock were issued under this agreement as of December 31, 2000.

This agreement was terminated on February 7, 2000 pursuant to an Agreement of Waiver. Swartz and affiliates retained all 700,000 shares of their warrants pursuant to this agreement. We incurred charges of $455,400 related to the write-off of these warrants issued as deferred financing costs in the year ended December 31, 2000.


ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 7 appears at page F-1, which appears after this page.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


Because we are a small company, we are currently dependent on the efforts of a limited number of management personnel. We believe that, given the development stage of our business and the large amount of responsibility being placed on each member of our management team, the loss of the services of any member of this team at the present time would harm our business. Each member of our management team supervises the operation and growth of one or more integral parts of our business.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to each person who is a director or an executive officer of the Company as of April 16, 2001.


         NAME                       AGE               POSITION
         ----                       ---               --------

         Michael Porter             47      Chairman of the Board of Directors
                                             Chief Executive Officer
         David Bezalel              49      Chief Operating Officer, Vice
                                             President Of Marketing and Director
         Peter Paril                56      President, Director


Executive officers are elected by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholder to serve for their term and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term.



BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS AND DIRECTORS



Michael Porter, Chief Executive Officer of Alottafun!, Inc. Founded the company in 1993. From 1985 through 1993, Mr. Porter co-founded and served as President and Chief Executive Officer of Everything's a $1.00, a one-price close out variety store. Mr. Porter served as Executive Vice President of its international operations. Prior to his involvement with Everything's a $1.00, Mr. Porter practiced law in the State of Virginia.

David Bezalel, Chief Operating Officer, joined the company in May 1997. In 1991, he founded and currently serves as President of Ideaforce, Inc. an international premium and incentive marketing company. Mr. Bezalel also formed Dmooyat Character Licensing in Israel in 1992, which licenses cartoon characters and entertainment characters. He founded and served as President of Lev International Promoters, Inc. from 1989 through 1991. From 1990 through 1991, Mr. Bezalel worked for General Motors.

Peter Paril, President. Mr. Paril was formerly Senior Vice-President, Marketing and Sales of the Fruit and Flavors Division of Beatrice Foods. He has extensive experience in developing and managing various businesses. In 1989 he started Recyclers International, the first complete tire recycling business in New Jersey. The facility was able to collect and recycle 10,000 tires a day. The company was sold to Sumitomo Corporation in 1997, and since then Mr. Paril has been involved in the sale and marketing of crumb rubber.

Gerald Couture resigned as Vice President, Chief Financial Officer and Director on February 22, 2001, as part of the plan to restructure the management team of the company.

ITEM 10: EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on August 31, 2001.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on August 31, 2001.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on August 31, 2001.

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

                       EXHIBITS AND SEC REFERENCE NUMBERS

       Number                      Title of Document
       ------                      -----------------
     2(a)                        Certificate of Incorporation (2)
     2(b)                        Plan of Merger (2)
     2(c)                        Agreement and Plan of Merger (2)
     2(d)                        Certificate of Merger (2)
     2(e)                        Amendment to Certificate of Incorporation to Increase
                                   Authorized Shares (2)
     2(f)                        ByLaws (2)
     3(a)                        Amended and Restated Certificate of Designation, Preferences
                                   and Rights of Preferred Stock (2)
     3(b)                        Convertible Debenture Agreement by and between
                                 Alottafun! and Lampton, Inc. and GEM Management
                                 Limited dated December 8, 1998 (2)
     3(c)                        2% Convertible Debenture (2)
     3(d)                        Warrant to Purchase Common Stock (2)
     3(e)                        Escrow Agreement (2)
     3(f)                        Preferred Shareholder Agreement (2)
     6(a)                        Agreement by and between Michael Porter and Brian
                                   Henke. (2)
     6(b)                        Employment Contract with Michael Porter dated 1/22/99 (2)
     6(c)                        Employment Contract with David Bezalel dated  1/22/99 (2)
     6(d)                        Employment Contract with Gerald Couture dated 1/22/99 (2)
     6(e)                        Amended Investment Agreement by and between
                                 Alottafun! and Swartz Private Equity, LLC dated June
                                  3, 1999. (4)

     6(f)                        Amended Registration Rights Agreement by and between
                                 Alottafun! and Swartz Private Equity, LLC dated June
                                   3, 1999 (2)
     6(g)                        Stock Option Plan of Alottafun! dated May 1999 (3)
                                 Joint Venture Agreement by and between Alottafun! and
     6(h)                        E-Commerce Fulfillment, L.L.C. dated May 17, 1999 (3)
     6(i)                        Agreement of Waiver by and between Alottafun! And
                                 Swartz Private Equity, LLC dated February 7, 2000 (1)




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



Date:   April 16, 2001            By: /s/ Michael Porter
                                  -------------------------
                                  Michael Porter
                                  Chief Executive Officer, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


          DATE                                        SIGNATURE /  TITLE
          ----                                        ------------------

Dated:   April 16, 2001           By: /s/ Michael Porter
                                  --------------------------------------
                                  Michael Porter
                                  Chief Executive Officer, Chairman of the Board

Dated:   April 16, 2001           By: /s/ David Bezalel
                                  --------------------------------------
                                  David Bezalel
                                  Executive Vice President, Director

Dated:   April 16, 2001           By: /s/ Peter Paril
                                  --------------------------------------
                                  Peter Paril
                                  President, Director

                              Financial Statements

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                     Years Ended December 31, 2000 and 1999
                          Independent Auditors' Report

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                              Financial Statements

                     Years Ended December 31, 2000 and 1999


                                    Contents



Independent Auditors' Report on Financial Statements.........................F-1

Financial Statements:

    Balance Sheet............................................................F-2
    Statements of Operations.................................................F-3
    Statements of Changes in Stockholders' Deficit.....................F-4 - F-5
    Statements of Cash Flows...........................................F-6 - F-7
    Notes to Financial Statements.....................................F-8 - F-20

                          Independent Auditors' Report



Board of Directors
Upside Development, Inc.
    (f/k/a Alottafun!, Inc.)
West Bend, Wisconsin


We have audited the accompanying balance sheet of Upside Development, Inc. (f/k/a Alottafun!, Inc.), hereinafter referred to as the Company, as of December 31, 2000 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has sustained substantial losses since inception that total approximately $7,060,000 and has used cash in operations of approximately $804,000 and $687,000 for the years ended December 31, 2000 and 1999, respectively. The Company also has a negative working capital of $633,000 at December 31, 2000, negative net worth of approximately $799,000 at December 31, 2000, and is currently in default on approximately $80,000 of notes payable. Additionally, the Company has not had significant revenues over the past two years. These issues raise substantial doubt about the Company's ability to continue as a going concern. Realization of the Company's assets is dependent upon the Company's ability to raise additional capital, as well as generate revenues sufficient to result in future profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
April 11, 2001

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                                  Balance Sheet

                                December 31, 2000




Assets
Current assets:
    Cash                                                        $          531
    Accounts receivable                                                 13,594
    Inventory                                                              593
                                                                --------------
Total current assets                                                    14,718

Property and equipment, net of  accumulated depreciation                19,123

Other assets                                                            31,731
                                                                --------------


                                                                $       65,572
                                                                ==============

Liabilities and Stockholders' Deficit
Current liabilities:
    Bank overdrafts                                             $        9,210
    Notes payable, net of discounts                                     81,500
    Accounts payable                                                   364,040
    Accrued expenses                                                   192,725
                                                                --------------
Total current liabilities                                              647,475
                                                                --------------

Long-term liabilities:
    Accounts payable and accrued expenses                              158,158
    Notes payable                                                       59,407
                                                                --------------
Total long-term liabilities                                            217,565
                                                                --------------

Stockholders' deficit:
    Preferred stock; par value of $.0001 per share;
        5,000,000 shares authorized;
        2,000,000 shares issued and outstanding                            200
    Common stock; par value of $.01 per share;
        50,000,000 shares authorized;
        16,360,437 shares issued and outstanding                       163,604
    Additional paid-in capital                                       6,270,387
    Accumulated deficit                                             (7,059,784)
                                                                --------------
                                                                      (625,593)
    Prepaid consulting                                                 (50,375)
    Stock subscription receivable                                     (123,500)
                                                                --------------
Total stockholders' deficit                                           (799,468)
                                                                --------------


                                                                $       65,572
                                                                ==============

The accompanying notes are an integral part of the financial statements.

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                            Statements of Operations




                                                                                       Year Ended December 31,
                                                                                 ----------------------------------
                                                                                       2000               1999

Sales, net of allowance and discounts                                            $      144,822     $       128,844

Cost of sales                                                                           147,190              98,669
                                                                                 ----------------------------------

Gross (loss) profit                                                                      (2,368)             30,175
                                                                                 ----------------------------------

Operating expenses:
    Selling                                                                             102,688             204,809
    General and administrative                                                        2,064,957           1,073,971
    Depreciation and amortization                                                        43,927              51,801
    Loss on impairment of assets                                                        130,392
                                                                                 ----------------------------------
                                                                                      2,341,964           1,330,581
                                                                                 ----------------------------------

Loss from operations                                                                 (2,344,332)         (1,300,406)
                                                                                 ----------------------------------

Other income (expense):
    Net realized gain (loss) on sale of securities, trading                               5,347            (161,128)
    Net unrealized loss on trading securities                                                              (110,558)
    Interest expense                                                                    (80,154)           (253,187)
    Other expense                                                                                           (18,897)
                                                                                 ----------------------------------
Total other income (expense)                                                            (74,807)           (543,770)
                                                                                 ----------------------------------

Net loss before extraordinary gain                                                   (2,419,139)         (1,844,176)

Extraordinary gain on forgiveness of debt                                                74,752              28,018
                                                                                 ----------------------------------

Net loss                                                                         $   (2,344,387)    $    (1,816,158)
                                                                                 ==================================

Loss per common share:
    Loss before extraordinary gain                                                        $(.19)              $(.24)
    Extraordinary gain                                                                      .01                 .01
                                                                                 ----------------------------------
Net loss per common share                                                                 $(.18)              $(.23)
                                                                                 ==================================



The accompanying notes are an integral part of the financial statements.

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                 Statements of Changes in Stockholders' Deficit

                     Years Ended December 31, 2000 and 1999




                                                          Preferred Stock                  Common Stock
                                                      ------------------------     --------------------------------
                                                                       $.0001                        $.01
                                                         Shares          Par           Shares         Par
                                                         Issued         Value          Issued        Value
                                                      -------------------------------------------------------------

Balance, December 31, 1998                                                               3,808,033     $     38,080

Stock issued for subscription and debt                                                     249,007            2,490

Issuance of common stock for services                                                      621,700            6,217

Issuance of preferred stock for services                 2,000,000     $   200

Issuance of common stock for cash                                                        1,100,100           11,002

Issuance of common stock from
    conversion of debentures and interest                                                3,250,621           32,506

Conversion of mandatorily redeemable
    equity instruments                                                                       4,643               46

Intrinsic value of conversion feature on detachable warrants

Retirement of treasury stock

Net loss for year
                                                      -------------------------------------------------------------

Balance, December 31, 1999                               2,000,000         200           9,034,104           90,341




The accompanying notes are an integral part of the consolidated financial statements.



   Additional                                            Prepaid           Stock          Deferred
   Paid-In             Accumulated         Treasury      Consulting     Subscription      Financing
   Capital               Deficit            Stock        Services         Receivable      Costs                  Total
--------------------------------------------------------------------------------------------------------------------------

$    2,875,905    $    (2,899,239)    $   (67,888)                                                          $     (53,142)

       146,111                                                         $      (123,500)                            25,101

       307,288                                                                                                    313,505

                                                                                                                      200

       682,849                                                                                                    693,851


       328,655                                                                                                    361,161


        22,668                                                                                                     22,714


       455,400                                                                            $    (455,400)

       (67,888)                            67,888

                       (1,816,158)                                                                             (1,816,158)
-------------------------------------------------------------------------------------------------------------------------

     4,750,988         (4,715,397)              0                             (123,500)        (455,400)         (452,768)



                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                 Statements of Changes in Stockholders' Deficit

                     Years Ended December 31, 2000 and 1999




                                                          Preferred Stock                  Common Stock
                                                      ------------------------     --------------------------------
                                                                        $.0001                               $.01
                                                         Shares           Par         Shares                 Par
                                                         Issued         Value         Issued                 Value
                                                      -------------------------------------------------------------

Balance, December 31, 1999                               2,000,000         200           9,034,104           90,341

Issuance of common stock for cash, net
    of offering costs of $1,226,830                                                      4,827,833           48,278

Issuance of common stock and stock
    options for services                                                                 1,498,500           14,985

Stock issued to settle debt                                                                400,000            4,000

Intrinsic value of conversion feature
    on convertible debt

Issuance of common stock to settle contract
    requiring liquidating damages                                                          500,000            5,000

Issuance of common stock as deposit on
    acquisition                                                                            100,000            1,000

Write-off of deferred financing costs

Net loss for year
                                                      -------------------------------------------------------------

Balance, December 31, 2000                               2,000,000     $   200          16,360,437     $    163,604
                                                      =============================================================



The accompanying notes are an integral part of the consolidated financial statements.


     Additional                                          Prepaid               Stock          Deferred
       Paid-In        Accumulated         Treasury     Consulting           Subscription      Financing
       Capital          Deficit             Stock        Services            Receivable       Costs               Total
----------------------------------------------------------------------------------------------------------------------------

     4,750,988         (4,715,397)              0                             (123,500)        (455,400)         (452,768)


       683,621                                                                                                    731,899


       608,278                                       $     (50,375)                                               572,888

        11,000                                                                                                     15,000


       130,000                                                                                                    130,000


        25,000                                                                                                     30,000


        61,500                                                                                                     62,500

                                                                                                455,400           455,400

                       (2,344,387)                                                                             (2,344,387)
-------------------------------------------------------------------------------------------------------------------------

$    6,270,387    $    (7,059,784)    $         0    $     (50,375)    $      (123,500)   $           0    $     (799,468)
=========================================================================================================================

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                            Statements of Cash Flows





                                                                                        Year Ended December 31,
                                                                                   --------------------------------
                                                                                         2000              1999
                                                                                   --------------------------------
Operating activities
    Net loss                                                                       $  (2,344,387)      $ (1,816,158)
                                                                                   --------------------------------
    Adjustments to reconcile net loss to net cash used
        by operating activities:
           Depreciation and amortization                                                  43,927             51,801
           Loss on impairment of assets                                                  130,392
           (Gain) loss on sale of marketable securities                                   (5,347)           161,128
           Unrealized gain on marketable securities                                                         110,558
           Interest on conversion of convertible debentures                                                 192,043
           Amortization of discount on note payable                                       20,000
           Write-off of deferred finance costs                                           455,400
           Write-off of deposit                                                           62,500
           Preferred stock issued for services                                                                  200
           Common stock and options issued for services and
               liquidating damages                                                       602,888            313,505
           Loss on disposal of assets                                                                        20,626
           (Increase) decrease in:
               Accounts receivable                                                       (10,909)            (2,685)
               Inventory                                                                    (593)             4,914
               Other assets                                                              (37,975)             3,204
               Deposits                                                                                      19,450
           Increase in:
               Accounts payable                                                          177,755            226,007
               Accrued expenses                                                          102,521             28,368
                                                                                   --------------------------------
    Total adjustments                                                                  1,540,559          1,129,119
                                                                                   --------------------------------
    Net cash used by operating activities                                               (803,828)          (687,039)
                                                                                   --------------------------------

Investing activities
    Acquisition of equipment and intangible assets                                       (81,758)          (115,441)
    Proceeds from sale of marketable securities                                            5,347          6,466,046
    Purchase of marketable securities                                                                    (6,737,732)
                                                                                   --------------------------------
    Net cash used by investing activities                                                (76,411)          (387,127)
                                                                                   --------------------------------

Financing activities
    Bank overdraft                                                                         9,210
    Proceeds from common stock and related paid-in capital                               731,899            693,851
    Proceeds from issuance of notes payable and convertible debt                         165,000
    Net payments on credit lines                                                         (30,000)
    Principal reductions of long-term debt                                                  (649)           (25,489)
                                                                                   --------------------------------
    Net cash provided by financing activities                                            875,460            668,362
                                                                                   --------------------------------

Net decrease in cash                                                                      (4,779)          (405,804)

Cash at beginning of year                                                                  5,310            411,114
                                                                                   --------------------------------

Cash at end of year                                                                $         531       $      5,310
                                                                                   ================================


The accompanying notes are an integral part of the financial statements.

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                            Statements of Cash Flows





                                                                                        Year Ended December 31,
                                                                                    -------------------------------
                                                                                          2000               1999
                                                                                    -------------------------------
Supplemental disclosures of cash flow information
    and noncash financing activities
        Cash paid during the year for interest                                      $      9,748       $     30,494
                                                                                    ===============================


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

    In 2000, the Company issued $150,000 in a convertible note, which was discounted $130,000 to reflect the intrinsic value of the conversion feature of this note. The Company recorded interest of $20,000 as part of the amortization of the discount. In relation to this note, the Company issued 500,000 shares of common stock valued at $30,000 to the note holder. These shares were issued as a penalty for not filing a registration statement with the Securities and Exchange Commission.

    During 2000, the Company issued 1,498,500 shares and 100,000 options for services valued at $623,763. Additionally, the Company issued 100,000 shares of common stock valued at $62,500 as a deposit on an acquisition. The acquisition was not completed and the deposit was written off at December 31, 2000.

    During 1999, the Company issued 249,007 shares of common stock for satisfaction of a note payable totaling $25,101 and a stock subscription totaling $123,500 to a stockholder of the Company. In 2000, the Company issued 400,000 shares of common stock in satisfaction of a note payable totaling $15,000.

    In connection with the equity line commitment, the Company issued warrants to purchase 700,000 shares of common stock in 1999. The Company used the Black-Scholes pricing model to value the options, which were valued at $455,400. This intrinsic value has been recorded as capital in excess of par value. On February 7, 2000, the equity line was terminated and the $455,400 was written off to expense.



The accompanying notes are an integral part of the financial statements.

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                          Notes to Financial Statements

                     Years Ended December 31, 2000 and 1999


1.      Background Information and Subsequent Events

Upside Development, Inc. (the "Company") was incorporated in the state of Wisconsin on August 2, 1993, and effectively re-incorporated in the state of Delaware on September 17, 1998 by merging the Wisconsin corporation into a newly created Delaware corporation. The Company headquarters is located in West Bend, Wisconsin.

In February 2001, the Company changed its corporate name to Upside Development, Inc. from Alottafun!, Inc.

Initially, the Company operated as an assembler of toy and candy packages. Its customers were retailers and distributors located primarily throughout the mid-eastern United States.

In 1997, the Company ceased its assembly operations and changed its focus to distribution of toys and candy packages. Starting in late 1998, the Company again shifted its focus, this time towards becoming a toy manufacturer and marketer with a more extensive toy line. Included in this line are tea and cook sets, housekeeping toys, games and puzzles, purses, and ride-on cars. The Company plans to distribute the product line through toy retailers and over the Internet. Due to the lack of financial resources and the ability to generate future cash flows, the Company deemed the assets to manufacture the toy line impaired and recorded an impairment loss of $130,392 at December 31, 2000.

The Company has past experience with the assembly of candy products. During the year ended December 31, 2000, the Company entered into an agreement to package and distribute candy products for several vendors. These products were processed in warehouses located in Wisconsin and North Carolina. The North Carolina operations were closed in December 2000.

During 2000, the Company issued a convertible note to Clay Realty. Per this note, the Company is required to issue shares as penalty if the Company fails to file a registration statement with the Securities and Exchange Commission by the filing date stated in the agreement. During 2000, the Company issued 500,000 shares of common stock, and subsequent to year-end, issued 250,000 shares of common stock to Clay Realty as penalties for failure to file the registration statement.

Subsequent to the year ended December 31, 2000, the Company signed several letters of intent to purchase the assets or business of several tire recycling companies. The Company will process and sell scrap tires and crumb rubber for playgrounds and industrial use. This business will be reported as a separate segment in the Company's operations.

Subsequent to year-end, the Company issued 5,894,250 shares of common stock in lieu of payment due to various creditors and lenders.

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                          Notes to Financial Statements

                     Years Ended December 31, 2000 and 1999



2.       Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses since inception that total approximately $7,060,000 and has used cash in operations of approximately $804,000 and $687,000 for the years ended December 31, 2000 and 1999, respectively. The Company has a negative working capital of $633,000 at December 31, 2000 and has negative net worth of approximately $799,000 at December 31, 2000. In addition, as further explained in Note 5 to the financial statements, the Company is currently in default on approximately $80,000 of notes payable. The Company also has no significant revenues. Presently, the Company's ability to develop a product and transition to attaining profitable operations is dependent upon obtaining adequate financing and achieving a level of sales adequate to support the Company's cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


3.      Significant Accounting Policies

The significant accounting policies followed are:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                          Notes to Financial Statements

                     Years Ended December 31, 2000 and 1999



3.      Significant Accounting Policies (continued)

        Selling costs related to the issuance of debentures have been capitalized and are being amortized over the life of the debentures using the interest method. Amortization for the years ended December 31, 2000 and 1999 amounted to $5,769 and $32,390, respectively.

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

        The costs of the trademark acquired were written off in 2000. Prior to 2000, these costs were amortized using the straight-line method over the estimated useful life of five years.

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

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                          Notes to Financial Statements

                     Years Ended December 31, 2000 and 1999



3.      Significant Accounting Policies (continued)

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

        The Company records the intrinsic value of the beneficial conversion feature of convertible debentures as additional paid-in capital and amortizes the interest over the life of the debenture.

        Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Common stock equivalents are not considered because their effect would be anti-dilutive.

        Advertising costs are charged to operations when incurred and amounted to $3,420 and $96,298 for the years ended December 31, 2000 and 1999, respectively.

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                          Notes to Financial Statements

                     Years Ended December 31, 2000 and 1999



4.      Property and Equipment

Property and equipment consist of office equipment valued at $43,924, less accumulated depreciation of $24,801 as of December 31, 2000. During 2000, dies, files, and mold equipment were deemed to be impaired and written down to zero ($0). An impairment loss of $130,392 has been charged to operations in 2000.


5.      Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of:

        Convertible  note payable of  $150,000,  less  amortization  discount of
           $110,000; convertible into 2,000,000 shares of common stock; interest at 12%; due
           December 1, 2001                                                                    $    40,000
        Note payable to Private Industry Council of Milwaukee
           County, Inc.; interest at 18.0%; unsecured; in default                                   70,000
        Note payable, unsecured; payable in monthly installments
           of  $903, including principal and interest at 18.0%
           per annum                                                                                 9,907
        Note payable, unsecured; interest at 10.0% per annum;
           due on demand; approximately $10,000 in default                                          21,000
                                                                                               -----------
                                                                                                   140,907
        Less current maturities                                                                     81,500
                                                                                               -----------
                                                                                               $    59,407
                                                                                               ===========



Subsequent to December 31, 2000, the Company issued 370,000 shares of common stock to satisfy $59,407 of the notes payable listed above and has reclassified $59,407 to long-term liabilities. This reclassification is reflected in the December 31, 2000 financial statements.

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                          Notes to Financial Statements

                     Years Ended December 31, 2000 and 1999



6.      Stock

The Company issued $400,000 in convertible debentures in December 1998. The debentures paid interest at two percent per annum and mature on December 8, 2003. The debentures were convertible into shares of common stock at the option of the holder and could be converted at any time commencing on the issue date. The conversion price for each debenture at the date of conversion was the lessor of $1.25 or 65 percent of the average closing bid price for the five trading days immediately preceding the conversion date. If the closing price was less than or equal to $.10 per share, the Company, at its sole option, may allow the holder to proceed with the conversion or may redeem the unconverted amount of debentures at 154 percent of such unconverted amount, plus any accrued and unpaid interest. The stock was trading at $.53 per share on the date of issuance. The Company has recorded interest of approximately $223,500 in 1998 to reflect the intrinsic value of the conversion feature of these debentures. During 1999, the debentures were converted into 3,250,621 shares of common stock.

In association with the convertible debentures listed above, the Company issued detachable stock warrants to acquire 411,000 shares of common stock. The warrants entitle the holders to purchase common stock at $.001 per share at any time prior to December 31, 2003. The Company used the Black-Scholes pricing model to value the warrants. Based on this pricing model, the value of the warrants is $217,420, which was amortized over the five-year life of the convertible debentures; however, the conversion of debentures to stock accelerated this amortization. The Company has amortized $25,377 of the intrinsic value during the year ended December 31, 1998. During the year ended December 31, 1999, these warrants were exercised and the balance of the intangible asset of $192,043 was expensed as interest.

In October 2000, the Company issued $150,000 in convertible debentures. These debentures are convertible into 2,000,000 shares of stock, pay interest at 12 percent per annum, and mature on December 31, 2001. The Company calculated the intrinsic value of the beneficial conversion feature to be $130,000 and is amortizing this over the life of the debentures. The interest amortization amounted to $20,000 for the year ended December 31, 2000. The agreement contains a clause to issue additional shares if the conversion price falls below a specified formula documented in the contract. In association with these debentures, the Company was required to issue 500,000 shares of common stock as liquidating damages to the note holder since the Company failed to file a registration statement with the Securities and Exchange Commission by a specified date. The shares were valued at $30,000 and are recognized as a general and administrative expense in the accompanying statement of operations.

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                          Notes to Financial Statements

                     Years Ended December 31, 2000 and 1999



6.      Stock (continued)

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

In partial consideration of the equity line commitment, the Company issued to Swartz, or its designee, warrants to purchase 450,000 shares of common stock. Each warrant is exercisable at $1.00625. These warrants were valued at $292,757 using the Black-Scholes pricing model and recorded as deferred financing costs in the financial statements. Following each purchase of common stock, the Company is obligated to issue to Swartz, a warrant to purchase shares of common stock equal to 15 percent of the common shares issued in each put right. Each warrant is to be exercisable at a price equal to 110 percent of the market price. In addition, the Company issued warrants to acquire up to 250,000 shares of common stock at an exercise price of $1.00625 to Dunwoody Brokerage Services, Inc., an affiliate of Swartz. These warrants were valued at $162,643 and are also recorded as deferred financing costs in the financial statements. No shares of the Company's common stock have been issued under this agreement as of December 31, 2000. On February 7, 2000, the Company and Swartz agreed to waive certain fees. As consideration, Swartz shall retain the 450,000 warrants and Dunwoody shall retain the 250,000 warrants. The Company has expensed the $455,400 of deferred financing costs. In addition, if the Company does not reinstate the equity line and file a registration statement registering the shares under the equity line by February 7, 2001, the Company will be obligated to pay Swartz 200,0000 shares of common stock or $200,000 cash, at Swartz' option.

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                          Notes to Financial Statements

                     Years Ended December 31, 2000 and 1999



6.      Stock (continued)

The Company has authority to issue up to 5,000,00 shares of preferred stock pursuant to action by the board of directors. In February 1999, the Company entered into an agreement with two stockholders/directors that granted them 1,000,000 shares each of Series A voting preferred stock. These shares were issued for nominal consideration since the shares are restricted and cannot be freely traded, and were valued at $.0001 par value. Each share of the Series A preferred stock has the right to cast 25 votes per share on each and any matter that the common stock is entitled to vote. Accordingly, the two stockholders/directors are able to control the affairs and operations of the Company including, but not limited to, election of directors, sale of assets, or other business opportunities. The Series A preferred stock has no dividend rights, redemption provisions, sinking fund provisions, or preemptive rights. However, Series A preferred stockholders have the right to convert each share of the Series A preferred stock into common stock based on the Company attaining specified annual revenue limits.

In January 1999, the Company initiated a stock option plan for employees of the Company. A total of 10,000,000 shares have been reserved for issuance under the plan. Approximately 5,500,000 options to purchase a total of 5,500,000 shares of stock were granted to executives of the Company as part of their employment agreements.

During the year ended December 31, 1999, the Company issued 150,000 shares of common stock for $26,500 and a stock subscription of $123,500. The subscription is non-interest bearing and contains no formal repayment term.

In February 2000, the Company issued 100,000 shares of restricted common stock valued at $62,500 as a deposit on an acquisition. This acquisition was expected to be completed pending the resolution of specific terms in the stock purchase agreement. Those terms were not completed and the Company wrote off the deposit at December 31, 2000.

During the year ended December 31, 2000, the Company issued 1,498,500 shares of restricted common stock and options to purchase 100,000 shares of common stock for consulting services, investor relations services, and legal fees. These shares and options were valued at $623,263. Part of these shares were for future services and are recorded as prepaid consulting. The Company amortizes these consulting fees over the life of the consulting agreement. Unamortized prepaid consulting fees amounted to $50,375 at December 31, 2000.

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                          Notes to Financial Statements

                     Years Ended December 31, 2000 and 1999



6.      Stock (continued)

During the year ended December 31, 2000, the Company issued non-qualified stock options to purchase 2,000,000 shares of common stock to two officers of the Company. The options have an exercise price of $.60 per share, will be exercisable one year from the date of issuance, and have an exercise period of 10 years from the date of the agreement. Since the exercise price was equal to the fair market value of the underlying common stock, no compensation expense was recorded.

In addition, the officers shall receive additional options on December 31, 2001 equal to 10 percent of the outstanding shares of common stock of the Company. These options carry an exercise price of $.0275 per share providing that the Company has received at least $10,000,000 in candy revenues.

The Company grants options and warrants to purchase shares of the Company's common stock to individuals under various agreements. The following is a summary of stock option and warrant activity during the year ended December 31, 2000:


                                                Options                             Warrants
                                    ---------------------------------     --------------------------------
                                     Number       Weighted Average        Number       Weighted Average
                                    of Shares      Exercise Price         of Shares     Exercise Price
                                    ----------------------------------------------------------------------
        Outstanding at
           December 31, 1998                0           $  .00                    0           $  .00
        Granted in 1999             5,500,000              .15              700,000             1.01
        Exercised in 1999                   0              .00                    0              .00
                                    ----------------------------------------------------------------------
        Outstanding at
           December 31, 1999        5,500,000              .15              700,000             1.01
        Granted in 2000             2,100,000              .63                    0              .00
        Exercised in 2000                   0              .00                    0              .00
                                    ----------------------------------------------------------------------
        Outstanding at
           December 31, 2000        7,600,000           $  .78              700,000           $ 1.01
                                    ======================================================================

The following table summarizes the status of outstanding options and warrants at December 31, 2000:

                                                            Weighted Average
          Exercise                          Number              Remaining
          Price                            of Shares       Contractual Life
     ---------------------------------------------------------------------------
           $0.15                          5,500,000               8.06
           $1.01                            700,000               3.41
           $.75 - $1.50                   2,100,000               4.61
                                       ------------
                                          8,300,000
                                       ============

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                          Notes to Financial Statements

                     Years Ended December 31, 2000 and 1999



6.      Stock (continued)

As of December 31, 2000, 5,600,000 of the above were exercisable, the options issued in 1999 expire 10 years after the date granted, and the warrants expire five years after the date of grant. The options granted in 2000 have a five-year contractual life.

FASB No. 123 requires disclosure of pro forma net income as if the fair value based methods had been applied in measuring compensation costs for common stock options and warrants granted. Pro forma net income and net income per common share are as follows for the year ended December 31:

                                                                              2000                1999
                                                                        ----------------------------------
        As reported:
           Net loss                                                     $   (2,344,387)     $   (1,816,158)
                                                                        ==================================
           Basic loss per common share                                  $         (.18)     $         (.23)
                                                                        ==================================

        Pro forma:
           Net loss                                                     $   (2,816,387)     $   (2,606,658)
                                                                        ==================================
           Basic loss per common share                                  $         (.13)     $         (.34)
                                                                        ==================================

The weighted average fair value of the options at their grant date during the year ended December 31, 2000 was $.32. The estimated fair value of each option granted is calculated using the Black-Scholes option pricing model. The following summarizes the weighted average of the assumptions used in the model:

        Risk-free interest rate                         6.150% - 6.380%
        Expected years until exercise                        4.61 Years
        Expected dividend yield                                 0

7.      Operating Leases

The Company is obligated under various month-to-month operating leases for the rental of space and related equipment. For 2000 and 1999, total rent amounted to $140,000 and $11,960, respectively.

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                          Notes to Financial Statements

                     Years Ended December 31, 2000 and 1999



8.      Income Taxes

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the years presented. These operating losses give rise to a deferred tax asset at December 31, 2000 and are as follows:

        Deferred tax assets                              $   2,569,000
        Allowance                                            2,569,000
                                                         -------------
                                                         $           0
                                                         =============

The difference between the provision for income taxes and the amounts obtained by applying the statutory U.S. federal income tax rate to the net loss before income taxes is as follows:

                                                         2000            1999
                                                  ------------------------------
Tax benefit at statutory rate                     $    (919,300)  $    (700,800)
Extraordinary gain on forgiveness of debt                28,400          10,600
Valuation allowance on net operating loss               890,900         690,200
                                                  ------------------------------
Tax expense                                       $           0   $           0
                                                  ==============================

The Company has available at December 31, 2000 approximately $6.7 million of unused operating loss carryforwards that may be applied against future taxable income, which would reduce taxes payable by approximately $2.6 million in the future. These operating loss carryforwards expire beginning in 2008. Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards. Income tax benefits resulting from the utilization of these carryforwards will be recognized in the periods in which they are realized for federal and state tax purposes.


9.      Extraordinary Gain

During 2000 and 1999, several creditors accepted partial payments on balances due to each of them as payments in full. The net differences between amounts accepted as full payments and the vendors outstanding balances as of the date of acceptance are shown in the accompanying financial statements as extraordinary gain of $74,752 and $28,018, respectively.

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                          Notes to Financial Statements

                     Years Ended December 31, 2000 and 1999



10.     Earnings Per Share

The following data shows the amounts used in computing earnings per share:

                                                    2000               1999
                                               --------------------------------

        Net loss                               $   (2,344,387)  $   (1,816,158)
                                               ================================
        Weighted average number of common shares
          used in basic EPS                        12,575,845        7,771,193
                                               ================================


11.     Employment Agreements

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

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                          Notes to Financial Statements

                     Years Ended December 31, 2000 and 1999



12.     Contingencies

The Company's past website host and e-commerce provider terminated the Company's website and refused to provide additional e-commerce support services. This dispute involves a claim that the Company has failed to timely pay for past services rendered. However, there is no executed written contract between the parties. Also, the website provider is refusing to turn over the HTML web pages that comprise the Company's website and has asserted certain copyright infringement and trade secret misappropriation claims. No lawsuit has been filed. If necessary, and litigation is instituted, the Company plans to vigorously defend and assert substantial counterclaims. Management of the Company and its legal counsel indicate that the likelihood of an unfavorable outcome, as well as the maximum potential loss, if any, is impossible to assess at this time.