Form 10QSB
period 2001-03-31
ALOTTAFUN INC
filed 2001-06-13
CIK 1020367

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001
                                    --------------

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from __________ to __________

                         Commission File Number 0-26325

                            UPSIDE DEVELOPMENT, INC.
                            -----------------------
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

                                 (262) 334-4500
                                 ---------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No   X
     ----     -----

         The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of March 31, 2001 was 22,104,687.

         Transitional Small Business Disclosure Format:

Yes       No   X
     ----    -----

                            UPSIDE DEVELOPMENT, INC.
                            (f/k/a ALOTTAFUN!, INC.)



                                      Index



                                                                           Page
Part I - Financial Information                                             ----

Item 1.  Financial Statements

         Balance Sheet -
           March 31, 2001.................................................    1

         Statements of Operations -
           Three months ended March 31, 2001 and 2000.....................    2

         Statements of Changes in Stockholders' Deficit -
           Three months ended March 31, 2001..............................    3

         Statements of Cash Flows -
           Three months ended March 31, 2001 and 2000.....................    4

         Notes to Financial Statements....................................5 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................7 - 9

Part II - Other Information

Item 1. Legal Proceedings.................................................    9


Signatures................................................................   10

                             Upside Development, Inc.
                             (f/k/a Alottafun!, Inc.)

                                  Balance Sheet

                                  March 31, 2001
                                   (unaudited)

Assets
Current assets:
Cash                                                                                            $ 4,032
Accounts receivable                                                                              10,278
                                                                                   ---------------------
                                                                                                 14,310
                                                                                   ---------------------

Property and equipment, net of  accumulated depreciation                                         16,723
                                                                                   ---------------------

Deposit on acquisitions                                                                         158,108
Other assets                                                                                     23,076
                                                                                   ---------------------
                                                                                                181,184
                                                                                   ---------------------

                                                                                              $ 212,217
                                                                                   =====================

Liabilities and Stockholders' Deficit
Current liabilities:
      Bank overdrafts                                                                             5,040
      Notes payable, net of discounts                                                           368,503
      Accounts payable                                                                          285,919
      Accrued expenses                                                                          251,513
                                                                                   ---------------------
Total current liabilities                                                                       910,975
                                                                                   ---------------------

Stockholders' deficit:
      Preferred stock; par value of $.0001; 5,000,000 shares
      authorized; 2,000,000 shares issued and outstanding.                                          200

      Common stock; par value of $.01 per share; 50,000,000 shares
      authorized; 22,104,687 shares issued and outstanding.                                     221,047

      Additional paid-in capital                                                              6,591,454
      Accumulated deficit                                                                    (7,367,809)
                                                                                   ---------------------
                                                                                               (555,108)
      Stock subscription receivable                                                            (123,500)
      Prepaid assets consulting                                                                 (20,150)
                                                                                   ---------------------
Total stockholders' deficit                                                                    (698,758)
                                                                                   ---------------------

                                                                                              $ 212,217
                                                                                   =====================


The accompanying notes are an integral part of the financial statements.

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                            Statements of Operations
                                   (unaudited)



                                                    Three Months Ended March 31,
                                             ------------------------------------------
                                                      2001                 2000
                                             ------------------------------------------

Sales, net of allowance and discounts             $ 33,083                $ (44)

Cost of sales                                        1,739                3,535
                                             ------------------------------------------

Gross profit                                        31,344               (3,579)
                                             ------------------------------------------

Operating expenses:
          Selling                                   17,974               13,192
          General and administrative               262,897              221,989
          Depreciation and amortization             11,055                8,660
                                             ------------------------------------------
                                                   291,926              243,841
                                             ------------------------------------------

Loss from operations                              (260,582)            (247,420)
                                             ------------------------------------------

Other expenses:
          Net realized gain on
           sale of securities, trading                   -                5,344
          Interest expense                         (58,677)             (11,220)
                                             ------------------------------------------
Total other expenses                               (58,677)              (5,876)
                                             ------------------------------------------

Net loss before extraordinary gain                (319,259)            (253,296)

Extraordinary gain on forgiveness of debt           11,234               62,024
                                             ------------------------------------------

                                             ------------------------------------------
Net loss                                        $ (308,025)          $ (191,272)
                                             ==========================================

Loss per common share:
          Loss before extraordinary gain             (0.02)               (0.03)
          Extraordinary gain                             -                 0.01
                                             ------------------------------------------
Net loss per common share                          $ (0.02)             $ (0.02)
                                             ==========================================

                                             ------------------------------------------
Weighted average shares outstanding             19,850,845           10,040,642
                                             ==========================================


The accompanying notes are an integral part of the financial statements.

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                 Statements of Changes in Stockholders' Deficit
                                   (unaudited)

                                   Preferred Stock      Common Stock
                                   ---------------    ------------------  Additional              Prepaid     Stock
                                 Shares   $.0001 Par  Shares   $.01 Par    Paid-in   Accumulated  Consulting  Subscription
                                 Issued      Value    Issued     Value     Capital     Deficit    Services    Receivable      Total
                                 --------  ---------  --------  --------  ----------  ----------  ---------   -----------    ------
Balance, December 31, 2000      2,000,000  $   200   16,360,437 $163,604  $6,270,387 $(7,059,784) $(50,375)   $(123,500)  $(799,468)
Issuance of common stock
 for offering costs                     -        -      500,000    5,000      (5,000)          -         -            -           -
Issuance of common stock
 for services                           -        -    2,098,750   20,988     121,912           -         -            -     142,900
Issuance of common stock
 to settle debt                         -        -    2,845,000   28,450     143,722           -         -            -     172,172
Common stock and warrants issued
 in connection with-debt                -        -      300,500    3,005      60,433           -         -            -      63,438
Amortization of prepaid
 consulting services                    -        -            -        -           -           -    30,225            -      30,225
Net loss for the three months
 ended March 31, 2001                   -        -            -        -           -    (308,025)        -            -    (308,025)
                                  --------  --------  --------  --------    --------   ---------   -----------  -------   ---------
Balance, March 31, 2001         2,000,000  $   200   22,104,687 $221,047  $6,591,454 $(7,367,809) $(20,150)   $(123,500)  $(698,758)
                                  ========  ========  ========  ========    ========   =========   ===========  =======   =========


The accompanying notes are an integral part of the financial statements.

                            Upside Development, Inc.
                            (f/k/a Alottafun!, Inc.)

                            Statements of Cash Flows
                                   (unaudited)

                                                             Three Months Ended March 31,
                                                         ------------------------------------
                                                               2001              2000
                                                         ------------------------------------
Operating activities
    Net loss                                                   $ (308,025)        $ (191,272)
                                                         ------------------------------------
    Adjustments to reconcile net loss to net cash used
     by operating activities:
        Depreciation and amortization                              11,055              8,660
        Loss on marketable securities                                                 (5,344)
        Amortization of discount on notes payable                  55,442                  -
        Amortization of prepaid consulting services                30,225                  -
        Common stock issued for services                          142,900                  -
    Purchase of marketable securities                                   -                  -
        (Increase) decrease in:
          Accounts receivable                                       3,316              2,685
          Inventory                                                   593                  -
          Other assets                                                  -               (321)
        Increase (decrease) in:                                                            -
          Accounts payable                                        (81,721)          (113,679)
          Accrued expenses                                         61,994             18,728
                                                         ------------------------------------
    Total adjustments                                             223,804            (89,271)
                                                         ------------------------------------
    Net cash used by operating activities                         (84,221)          (280,543)
                                                         ------------------------------------

Investing activities
    Deposit on acquisitions                                      (158,108)                 -
    Acquisition of equipment and intangible assets                      -            (68,282)
    Proceeds from sale of marketable securities                         -              5,344
                                                         ------------------------------------
    Net cash used by investing activities                        (158,108)           (62,938)
                                                         ------------------------------------

Financing activities
    Reduction in bank overdraft                                    (4,170)                 -
    Proceeds from issuance of note payable                        250,000                  -
    Proceeds from common stock and related paid-in capital              -            560,500
    Reduction in note payable                                           -             (9,411)
    Net proceeds/payments on credit line                                -                  -
                                                         ------------------------------------
    Net cash provided by financing activities                     245,830            551,089
                                                         ------------------------------------
Net increase in cash                                                3,501            207,608
Cash at beginning of period                                           531              5,310
                                                         ------------------------------------
Cash at end of period                                             $ 4,032          $ 212,918
                                                         ====================================

Supplemental disclosures of cash flow information
    and noncash financing activities
      Cash paid during the period for interest                   $ 57,430           $ 11,197
                                                         ====================================




During the three month period ended March 31, 2001, the Company issued 370,000 shares of restricted common stock in satisfaction of notes payable, including interest, of $33,327.

During the three month period ended March 31, 2001, the Company issued 2,475,000 shares of restricted common stock in satisfaction of debt of $138,845.

During the three month period ended March 31, 2001, the Company issued 500,000 shares of restricted common stock valued at $35,000 for the payment of offering costs.

During the three month period ended March 31, 2001, the Company issued $250,000 of notes payable. In connection with the notes, the Company issued 300,500 shares of restricted common stock valued at $21,143 and detachable warrants to purchase 1,312,500 shares of restricted common stock valued at $42,295. These amounts have been recorded as a discount on the notes and are being amortized over the life of the note.

During the three month period ended March 31, 2001, the Company issued 2,098,750 shares of restricted common stock for services valued at $142,900.

The accompanying notes are an integral part of the financial statements.

                            UPSIDE DEVELOPMENT, INC.
                            (f/k/a ALOTTAFUN!, INC.)

                          Notes to Financial Statements


Note 1 - Basis of presentation

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes for the Company for the fiscal year ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of those to be expected for the entire year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses since inception that total approximately $7,400,000 and has used cash in operations of approximately $84,000 and $281,000 for the three month periods ended March 31, 2001 and 2000, respectively. The Company has a negative working capital of approximately $897,000 at March 31, 2001 and has negative tangible net worth of approximately $699,000 at March 31, 2001. In addition, the Company is currently in default on approximately $82,000 of notes payable. Additionally, the Company has not had significant revenues over the past two years. These issues indicate that the Company may be unable to continue as a going concern. Realization of the Company's assets is dependent upon the Company's ability to raise additional capital, as well as generate revenues sufficient to result in future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and month periods ended March 31, 2001 and 2000. The weighted average shares outstanding for the three month period ended March 31, 2001 was 19,850,845 as compared to 10,040,642 for the three months ended March 31, 2000.

Note 3 - Equity Transactions

Please refer to Audited Financial Statements consisting of the Company's balance sheet as of December 31, 2000, and related statements of operations, changes in stockholders' equity, and cash flows ended December 31, 2000, as audited by Pender, Newkirk & Company, Certified Public Accountant.

During the three month period ended March 31, 2001, the Company issued 370,000 shares of restricted common stock in satisfaction of notes payable, including interest, of $33,327.

During the three month period ended March 31, 2001, the Company issued 2,475,000 shares of restricted common stock in satisfaction of debt of $138,845.

During the three month period ended March 31, 2001, the Company issued 500,000 shares of restricted common stock valued at $35,000 for the payment of offering costs.

During the three month period ended March 31, 2001, the Company issued $250,000 of notes payable. In connection with the notes, the Company issued 300,500 shares of restricted common stock valued at $21,143 and detachable warrants to purchase 1,312,500 shares of restricted common stock valued at $42,295. These amounts have been recorded as a discount on the notes and are being amortized over the life of the note.

During the three month period ended March 31, 2001, the Company issued 2,098,750 shares of restricted common stock for services valued at $142,900.

                            UPSIDE DEVELOPMENT, INC.
                            (f/k/a ALOTTAFUN!, INC.)

                    Notes to Financial Statements (continued)


Note 4 - Deposits on Acquisitions

During the three month period ended March 31, 2001, the Company signed letters of intent to acquire three tire recycling companies and a logistics company. To-date the Company has made deposits of $158,108 on these acquisitions.

                            UPSIDE DEVELOPMENT, INC.
                             (f/k/a ALOTTAFUN, INC.)


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

We have sustained significant operating losses since inception resulting in an accumulated deficit of approximately $7,400,000 at March 31, 2001.

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

In January 2001, we signed letters of intent to acquire three tire recycling companies and a logistics company, allowing us to expand our technology expertise into a fast growth industry. We are currently seeking capital in order to complete these acquisitions, however, there is no assurance that we will be successful in securing this funding to secure these potential acquisitions.

We will continue to incur losses until we are able to complete acquisition within the tire recycling industry that will increase sales to a sufficient level to offset ongoing operating and administrative costs.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Total revenue for the three months ended March 31, 2001 was $33,083 compared to $(44) for the same period of 2000, which represents an increase of $33,127. This increase was primarily the result of higher sales relating to our logistic product supply business. We focused our efforts primarily on expanding into the warehousing logistic industry and decreased our focus on toy sales.

Gross profit was $31,344 and $(3,579), respectively, for the three month period ended March 31, 2001, as compared to the prior period ended March 31, 2000, an increase of $34,923. This increase is primarily attributable to the sale of $25,500 of confectionary products assumed by us at little or no cost.

For the three months ended March 31, 2001, total selling expenses were $17,974 as compared to $13,192 for the same period of the previous year, an increase of $4,782 or 36%. This increase is the result of higher marketing expenses relating to our logistic supply business. Total general and administrative expense for the three months ended March 31, 2001, was $262,897 as compared to $221,989 for the same period of the previous year, an increase of $40,908, or 18%. This increase is primarily due to legal and consulting expenses paid during the three month period ended March 31, 2001.

We had a net loss of $308,025 for the period ended March 31, 2001 as compared to a loss of $191,272 for the same prior year period. This increase in the operating loss over that of the preceding year period primarily reflects higher selling, general and administrative expenses despite lower depreciation and amortization expenses. General and administrative costs included accounting, legal and consulting expenses of approximately $173,000 in the three month period ended March 31, 2001.

The loss and loss per share were $308,025 and $0.02 per share respectively, for the three months ended March 31, 2001 as compared to a loss and loss per share of $191,272 and $0.02 respectively, for the same period in 2000. This loss represents a 61% increase over the loss experienced in the year ago quarter. The weighted average shares outstanding for the quarter ended March 31, 2001 was 19,850,845 as compared to 10,040,642 for the preceding year quarter ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has largely funded its operations and its product development activities with funds provided by issuing securities and from borrowings. During the three months ended March 31, 2001, the Company received $250,000 in the form of notes payable and convertible debt.

Net cash used in operating activities for the three months ended March 31, 2001 was $84,221 compared to net cash used of $280,543 for the three months ended March 31, 2000. This decrease in cash used by operating activities is primarily due to increases in accounts payable and accrued expenses.

Cash used in investing activities for the three months ended March 31, 2001 and 2000 was $158,108 and $62,938, respectively. This increase reflects deposits made pursuant to letters of intent signed with three tire recycling companies and a logistics company.

Cash provided by financing activities for the three months ended March 31, 2001 was $245,830 as compared to cash provided by financing activities of $551,089 for the three months ended March 31, 2000. During the recent period, the Company issued notes payable that generated proceeds of $250,000 to provide working capital and to support our expenditures. In the year ago period, we issued common stock with an aggregate value of $560,500.

As of March 31, 2001, the Company had a net working capital deficit of $896,665. The Company is not presently profitable and continues to fund itself from the proceeds of securities placements, notes payable, and convertible debt.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         None

Item 2.  Change in Securities and Use of Proceeds.
         -----------------------------------------

During the three month period ended March 31, 2001, the Company issued 370,000 shares of restricted common stock in satisfaction of notes payable, including interest, of $33,327.

During the three month period ended March 31, 2001, the Company issued 2,475,000 shares of restricted common stock in satisfaction of debt of $138,845.

During the three month period ended March 31, 2001, the Company issued 500,000 shares of restricted common stock valued at $35,000 for the payment of offering costs.

During the three month period ended March 31, 2001, the Company issued $250,000 of notes payable. In connection with the notes, the Company issued 300,500 shares of restricted common stock valued at $21,143 and detachable warrants to purchase 1,312,500 shares of restricted common stock valued at $42,295. These amounts have been recorded as a discount on the notes and are being amortized over the life of the note.

During the three month period ended March 31, 2001, the Company issued 2,098,750 shares of restricted common stock for services valued at $142,900.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Alottafun!, Inc.

Dated    6/11/2001

                                            /s/ Michael Porter
                                            ------------------------------------
                                            Michael Porter, President