Form 10QSB
period 2001-06-30
UPSIDE DEVELOPMENT INC
filed 2001-09-21
CIK 1020367

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001
                                    -------------

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from __________ to __________

                         Commission File Number 0-26325
                                                -------

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

Yes        No   X
     ----     ----

         The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of June 30, 2001 was 37,153,687.

         Transitional Small Business Disclosure Format:

Yes       No   X
     ----    ----

                            UPSIDE DEVELOPMENT, INC.
                            (f/k/a ALOTTAFUN!, INC.)



                                      Index



                                                                          Page
Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheet -
           June 30, 2001..................................................  1

         Statements of Operations -
           Three and six months ended June 30, 2001 and 2000..............  2

         Statements of Changes in Stockholders' Deficit -
           Six months and ended June 30, 2001.............................  3

         Statements of Cash Flows -
           Six months ended June 30, 2001 and 2000........................  4

         Notes to Financial Statements....................................5 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................7 - 10

Part II - Other Information

Item 1. Legal
Proceedings............................................................... 10


Signatures................................................................ 11


                             Upside Development, Inc.

                                  Balance Sheet

                                  June 30, 2001
                                   (unaudited)
Assets
Current assets:
Cash                                                                                            $ 5,209
Accounts receivable                                                                              30,604
                                                                                   ---------------------
Total current assets                                                                             35,813
                                                                                   ---------------------

Property and equipment, net of  accumulated depreciation                                         14,223
                                                                                   ---------------------

Other assets:
Deposit on acquisitions                                                                         142,313
Advances to Stockholder                                                                           7,500
Other assets                                                                                     10,132
                                                                                   ---------------------
Total other assets                                                                              159,945
                                                                                   ---------------------

                                                                                              $ 209,981
                                                                                   =====================

Liabilities and Stockholders' Deficit
Current liabilities:
      Bank overdrafts                                                                            10,765
      Notes payable, net of discounts                                                           410,399
      Accounts payable                                                                          383,667
      Accrued expenses                                                                          364,741
                                                                                   ---------------------
Total current liabilities                                                                     1,169,572
                                                                                   ---------------------

Stockholders' deficit:
      Preferred stock; par value of $.0001; 5,000,000 shares
      authorized; 2,000,000 shares issued and outstanding.                                          200

      Common stock; par value of $.01 per share; 50,000,000 shares
      authorized; 37,153,687 shares issued and outstanding.                                     371,536

      Additional paid-in capital                                                              7,325,102
      Accumulated deficit                                                                    (8,532,929)
                                                                                   ---------------------
                                                                                               (836,091)
      Stock subscription receivable                                                            (123,500)
                                                                                   ---------------------
Total stockholders' deficit                                                                    (959,591)
                                                                                   ---------------------

                                                                                              $ 209,981
                                                                                   =====================



The accompanying notes are an integral part of the financial statements.

                            Upside Development, Inc.

                            Statements of Operations
                                   (unaudited)


                                                 Three Months Ended June 30,              Six Months Ended June 30,
                                           --------------------------------------   -------------------------------------
                                                 2001               2000                  2001              2000
                                           --------------------------------------   -------------------------------------

Sales, net of allowance and discounts         $ 38,501              $ 454              $ 71,584             $ 410

Cost of sales                                   30,061               (594)               31,800             2,941
                                           --------------------------------------   -------------------------------------

Gross profit                                     8,440              1,048                39,784            (2,531)
                                           --------------------------------------   -------------------------------------
Operating expenses:
         Selling                                 4,138              8,650                22,112            21,842
         General and administrative          1,005,258            279,104             1,268,155           501,093
         Depreciation and amortization          20,442              8,660                31,497            17,320
                                           --------------------------------------   -------------------------------------
                                             1,029,838            296,414             1,321,764           540,255
                                           --------------------------------------   -------------------------------------

Loss from operations                        (1,021,398)          (295,366)           (1,281,980)         (542,786)
                                           --------------------------------------   -------------------------------------

Other expenses:
         Net realized gain on sale
           of securities, trading                    -                  -                     -             5,344
         Interest expense, net                (143,722)           (12,098)             (202,399)          (23,318)
                                           --------------------------------------   -------------------------------------
Total other expenses                          (143,722)           (12,098)             (202,399)          (17,974)
                                           --------------------------------------   -------------------------------------

Net loss before extraordinary gain          (1,165,120)          (307,464)           (1,484,379)         (560,760)

Extraordinary (loss) gain on
 forgiveness of debt                                 -              2,292                11,234            64,316
                                           --------------------------------------   -------------------------------------

                                           --------------------------------------   -------------------------------------
Net loss                                  $ (1,165,120)        $ (305,172)         $ (1,473,145)       $ (496,444)
                                           ======================================   =====================================

Loss per common share:
         Loss before extraordinary gain          (0.04)             (0.03)                (0.06)            (0.05)
         Extraordinary gain                          -                  -                     -                 -
                                           --------------------------------------   -------------------------------------
Net loss per common share                      $ (0.04)           $ (0.03)              $ (0.06)          $ (0.05)
                                           ======================================   =====================================

                                           --------------------------------------   -------------------------------------
Weighted average shares outstanding         26,973,852         11,509,193            23,432,025        10,774,918
                                           ======================================   =====================================



The accompanying notes are an integral part of the financial statements.

                            Upside Development, Inc.

                 Statements of Changes in Stockholders' Deficit
                                   (unaudited)

                                              Preferred Stock      Common Stock
                                            --------------------------------------
                                            ---------------------------------------
                                              Shares $.0001 Par   Shares  $.01 Par
                                              Issued   Value      Issued    Value
                                            ------------------  -------------------
                                            --------  --------  --------   --------
Balance, December 31, 2000                  2,000,000  $  200  16,360,437  163,604
Issuance of common stock for cash                 -         -   2,087,000   20,870
Issuance of common stock for offering costs       -         -   2,482,000   24,820
Issuance of common stock for services             -         -  10,828,750  108,287
Issuance of common stock to settle debt           -         -   4,995,000   49,950
Common stock and warrants issued in
 connection with debt                             -         -     400,500    4,005
Issuance of stock options for services            -         -         -          -
Amortization of prepaid consulting services       -         -         -          -
Net loss for the six months
 ended June 30, 2001                              -         -         -          -
                                            --------  --------  --------   --------
                                            --------  --------  --------   --------
Balance, June 30, 2001                     2,000,000   $  200  37,153,687 $371,536
                                            ========  ========  ========   ========
                                            ========  ========  ========   ========



    Additional              Prepaid      Stock
      Paid-in Accumulated  Consulting Subscription
      Capital   Deficit     Services   Receivable   Total
    --------   ---------   ----------   -------   --------
  $ 6,270,387 $(7,059,784) $ (50,375) $(123,500) $ (799,468)
       81,755           -          -          -     102,625
      (24,820)          -          -          -           -
      674,112           -          -          -     782,399
      230,706           -          -          -     280,656
       62,962           -          -          -      66,967
       30,000           -          -          -      30,000
            -           -     50,375          -      50,375
            -  (1,473,145)         -          -  (1,473,145)
    --------   ---------   ----------   -------   --------
  $ 7,325,102 $(8,532,929) $       -  $(123,500)  $(959,591)
    ========   =========   ==========   =======   ========




The accompanying notes are an integral part of the financial statements.

                            Upside Development, Inc.

                            Statements of Cash Flows
                                   (unaudited)

                                                              Six Months Ended June 30,
                                                         -----------------------------------
                                                                2001             2000
                                                         -----------------------------------
Operating activities
    Net loss                                                 $ (1,473,145)       $ (496,444)
                                                         -----------------------------------
    Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation and amortization                              31,497            17,320
        Loss on marketable securities                                                (5,344)
        Amortization of discount on notes payable                 175,866                 -
        Amortization of prepaid consulting services                50,375                 -
        Common stock and options issued for services
          and other expenses                                      812,399            78,200
    Purchase of marketable securities                                   -                 -
        (Increase) decrease in:
          Accounts receivable                                     (17,010)            2,685
          Inventory                                                   593                 -
          Other assets                                             (5,000)          (10,966)
        Increase (decrease) in:                                                           -
          Accounts payable                                         24,514          (114,785)
          Accrued expenses                                        170,222            29,458
                                                         -----------------------------------
    Total adjustments                                           1,243,456            (3,432)
                                                         -----------------------------------
    Net cash used by operating activities                        (229,689)         (499,876)
                                                         -----------------------------------

Investing activities
    Deposit on acquisitions                                      (142,313)                -
    Advances to stockholder                                        (7,500)                -
    Acquisition of equipment and intangible assets                      -           (78,904)
    Proceeds from sale of marketable securities                         -             5,344
                                                         -----------------------------------
    Net cash used by investing activities                        (149,813)          (73,560)
                                                         -----------------------------------

Financing activities
    Increase in bank overdraft                                      1,555            17,640
    Proceeds from issuance of notes payable                       280,000            15,000
    Proceeds from common stock and related paid-in capital        102,625           570,500
    Net proceeds/payments on credit line                                -           (18,397)
                                                         -----------------------------------
    Net cash provided by financing activities                     384,180           584,743
                                                         -----------------------------------
Net increase in cash                                                4,678            11,307
Cash at beginning of period                                           531             5,310
                                                         -----------------------------------
Cash at end of period                                             $ 5,209          $ 16,617
                                                         ===================================

Supplemental disclosures of cash flow information
    and noncash financing activities
      Cash paid during the period for interest                    $     -          $ 12,587



During the six month period ended June 30, 2001, the Company issued 2,370,000 shares of restricted common stock in satisfaction of notes payable, including interest, of $33,327.

During the six month period ended June 30, 2001, the Company issued 2,625,000 shares of restricted common stock in satisfaction of debt of $147,330.

During the six month period ended June 30, 2001, the Company issued 2,482,000 shares of restricted common stock valued at $134,100 for the payment of offering costs.

During the six month period ended June 30, 2001, the Company issued $280,000 of notes payable. In connection with the notes, the Company issued 400,500 shares of restricted common stock valued at $24,672 and detachable warrants to purchase 1,312,500 shares of restricted common stock valued at $42,295. These amounts have been recorded as a discount on the notes and are being amortized over the life of the note.

During the six month period ended June 30, 2001, the Company issued 10,828,750 shares of restricted common stock for services valued at $782,399.

The accompanying notes are an integral part of the financial statements.

                            UPSIDE DEVELOPMENT, INC.

                          Notes to Financial Statements


Note 1 - Basis of presentation

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes for the Company for the fiscal year ended December 31, 2000. The operating results for the six months ended June 30, 2001 are not necessarily indicative of those to be expected for the year ended December 31, 2001.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses since inception that total approximately $8,533,000 and has used cash in operations of approximately $230,000 and $500,000 for the six month periods ended June 30, 2001 and 2000, respectively. The Company has a negative working capital of approximately $1,134,000 at June 30, 2001 and has negative net worth of approximately $960,000 at June 30, 2001. In addition, the Company is currently in default on approximately $362,000 of notes payable. Additionally, the Company has not had significant revenues over the past two years. These issues indicate that the Company may be unable to continue as a going concern. Realization of the Company's assets is dependent upon the Company's ability to raise additional capital, as well as generate revenues sufficient to result in future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and six month periods ended June 30, 2001 and 2000. The weighted average shares outstanding for the three month period ended June 30, 2001 was 26,973,852 as compared to 11,509,193 for the three month period ended June 30, 2000. The weighted average shares outstanding for the six month period ended June 30, 2001 was 23,432,025 as compared to 10,774,918 for the six month period ended June 30, 2000.

Note 3 - Equity Transactions

Please refer to Audited Financial Statements consisting of the Company's balance sheet as of December 31, 2000, and related statements of operations, changes in stockholders' equity, and cash flows ended December 31, 2000, as audited by Pender, Newkirk & Company, Certified Public Accountant.

During the six month period ended June 30, 2001, the Company issued 2,370,000 shares of restricted common stock in satisfaction of notes payable, including interest, of $33,327.

During the six month period ended June 30, 2001, the Company issued 2,625,000 shares of restricted common stock in satisfaction of debt of $147,330.

During the six month period ended June 30, 2001, the Company issued 2,482,000 shares of restricted common stock valued at $134,100 for the payment of offering costs.

During the six month period ended June 30, 2001, the Company issued $280,000 of notes payable. In connection with the notes, the Company issued 400,500 shares of restricted common stock valued at $24,672 and detachable warrants to purchase 1,312,500 shares of restricted common stock valued at $42,295. These amounts have been recorded as a discount on the notes and are being amortized over the life of the note.

During the six month period ended June 30, 2001, the Company issued 10,828,750 shares of restricted common stock for services valued at $782,399.

                            UPSIDE DEVELOPMENT, INC.

On June 1, 2001, David Bezalel resigned as the Company's Director and Chief Operating Officer. Mr. Bezalel returned to the Company options to purchase 2,500,000 shares of the Company's Common Stock at an exercise price of $.15 per share. In exchange, Mr. Bezalel was issued an option to purchase 1,000,000 shares of the Company's Common Stock which the Company expects to be exercised within one year at a price of .0. The Company valued the options at $30,000.

During the six month period ended June 30, 2001, the Company issued 2,087,000 shares of restricted common stock for cash of $102,625.


Note 4 - Deposits on Acquisitions

During the six month period ended June 30, 2001, the Company signed letters of intent to acquire three tire recycling companies and a logistics company. To-date the Company has made deposits of $142,313 on these acquisitions.

                            UPSIDE DEVELOPMENT, INC.

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

We have sustained significant operating losses since inception resulting in an accumulated deficit of approximately $8,533,000 at June 30, 2001.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2001 compared to three months ended June 30, 2000

Total revenue for the three months ended June 30, 2001 was $38,501 compared to $454 for the same period of 2000, which represents an increase of $38,047. This increase was primarily the result of higher sales relating to our logistic product supply business and the sale of crumb rubber. We focused our efforts primarily on expanding into the warehousing logistic industry and decreased our focus on toy sales.

Gross profit was $8,440 and $1,048, respectively, for the three month period ended June 30, 2001, as compared to the prior period ended June 30, 2000, an increase of $7,392. This increase is primarily attributable higher margins realized on the sale of crumb rubber.

For the three months ended June 30, 2001, total selling expenses were $4,138 as compared to $8,650 for the same period of the previous year, a decrease of $4,512 or 52%. This decrease is the result of lower marketing expenses relating to our logistic supply business as we focus more on entering the tire recycling business. Total general and administrative expense for the three months ended June 30, 2001, was $1,005,258 as compared to $279,104 for the same period of the previous year, an increase of $726,154, or 260%. This increase is primarily due to legal and consulting expenses paid during the three month period ended June 30, 2001.

We had a net loss of $1,165,120 for the period ended June 30, 2001 as compared to a loss of $305,172 for the same prior year period. This increase in the operating loss over that of the preceding year period primarily reflects higher selling, general and administrative expenses despite lower depreciation and amortization expenses. General and administrative costs included accounting, legal and consulting expenses of approximately $715,000 in the three month period ended June 30, 2001.

The loss and loss per share were $1,105,504 and $0.04 per share respectively, for the three months ended June 30, 2001 as compared to a loss and loss per share of $305,172 and $0.03 respectively, for the same period in 2000. This loss represents a 262% increase over the loss experienced in the year ago quarter. The weighted average shares outstanding for the quarter ended June 30, 2001 was 26,973,852 as compared to 11,509,193 for the preceding year quarter ended June 30, 2000.


Six months ended June 30, 2001 compared to six months ended June 30, 2000

Total revenue for the six months ended June 30, 2001 was $71,584 compared to $410 for the same period of 2000, which represents an increase of $71,174. This increase was primarily the result of higher sales relating to our logistic product supply business and the sale of crumb rubber. We focused our efforts primarily on expanding into the warehousing logistic industry and on entering the tire recycling business and decreased our focus on toy sales.

Gross profit was $39,784 and $(2,531), respectively, for the six month period ended June 30, 2001, as compared to the prior period ended June 30, 2000, an increase of $42,315. This increase is primarily attributable to the sale of $25,500 of confectionary products assumed by us at little or no cost and margins realized on sales of $28,800 of crumb rubber..

For the six months ended June 30, 2001, total selling expenses were $22,112 as compared to $21,842 for the same period of the previous year, an increase of $270. Total general and administrative expense for the six months ended June 30, 2001, was $1,268,155 as compared to $501,093 for the same period of the previous year, an increase of $767,062, or 153%. This increase is primarily due to legal and consulting expenses paid during the six month period ended June 30, 2001.

We had a net loss of $1,473,145 for the period ended June 30, 2001 as compared to a loss of $496,444 for the same prior year period. This increase in the operating loss over that of the preceding year period primarily reflects higher general and administrative expenses despite lower depreciation and amortization expenses. General and administrative costs included accounting, legal and consulting expenses of approximately $888,000 in the six month period ended June 30, 2001.

The loss and loss per share were $1,473,145 and $0.06 per share respectively, for the six months ended June 30, 2001 as compared to a loss and loss per share of $496,444 and $0.05 respectively, for the same period in 2000. This loss represents a 197% increase over the loss experienced in the year ago quarter. The weighted average shares outstanding for the quarter ended June 30, 2001 was 23,432,025 as compared to 10,774,918 for the preceding year quarter ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has largely funded its operations and its product development activities with funds provided by issuing securities and from borrowings. During the six months ended June 30, 2001, the Company received $280,000 in the form of notes payable and convertible debt.

Net cash used in operating activities for the six months ended June 30, 2001 was $229,689 compared to net cash used of $499,876 for the six months ended June 30, 2000. This decrease in cash used by operating activities is primarily due to increases in accounts payable and accrued expenses as well as the issuance of common stock for payment of legal and consulting fees.

Cash used in investing activities for the six months ended June 30, 2001 and 2000 was $149,813 and $73,560, respectively. This increase reflects deposits made pursuant to letters of intent signed with three tire recycling companies and a logistics company.

Cash provided by financing activities for the six months ended June 30, 2001 was $384,180 as compared to cash provided by financing activities of $584,743 for the six months ended June 30, 2000. During the recent period, the Company issued notes payable that generated proceeds of $280,000 to provide working capital and to support our expenditures. In the year ago period, we issued common stock with an aggregate value of $570,500.

As of June 30, 2001, the Company had a net working capital deficit of $1,134,000. The Company is not presently profitable and continues to fund itself from the proceeds of securities placements, notes payable, and convertible debt.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         None

Item 2.  Change in Securities and Use of Proceeds.
         -----------------------------------------

During the six month period ended June 30, 2001, the Company issued 2,370,000 shares of restricted common stock in satisfaction of notes payable, including interest, of $33,327.

During the six month period ended June 30, 2001, the Company issued 2,625,000 shares of restricted common stock in satisfaction of debt of $147,330.

During the six month period ended June 30, 2001, the Company issued 2,482,000 shares of restricted common stock valued at $134,100 for the payment of offering costs.

During the six month period ended June 30, 2001, the Company issued $280,000 of notes payable. In connection with the notes, the Company issued 400,500 shares of restricted common stock valued at $24,672 and detachable warrants to purchase 1,312,500 shares of restricted common stock valued at $42,295. These amounts have been recorded as a discount on the notes and are being amortized over the life of the note.

During the six month period ended June 30, 2001, the Company issued 10,828,750 shares of restricted common stock for services valued at $782,399.

On June 1, 2001, David Bezalel resigned as the Company's Director and Chief Operating Officer. Mr. Bezalel returned to the Company options to purchase 2,500,000 shares of the Company's Common Stock at an exercise price of $.15 per share. In exchange, Mr. Bezalel was issued an option to purchase 1,000,000 shares of the Company's Common Stock which the Company expects to be exercised within one year at a price of .0. The Company valued the options at $30,000.

During the six month period ended June 30, 2001, the Company issued 2,087,000 shares of restricted common stock for cash of $102,625.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

The Company is currently in default on approximately $362,000 of notes payable principal and $162,000 in interest in arrears on these notes.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Alottafun!, Inc.

Dated    9/20/2001

                                            /s/ Michael Porter
                                            ------------------------------------
                                            Michael Porter, President