Form 10QSB
period 2001-09-30
UPSIDE DEVELOPMENT INC
filed 2001-12-27
CIK 1020367

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001
                                    ------------------

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

Yes        No  X
     ---      ---

         The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of September 30, 2001 was 42,663,687.

         Transitional Small Business Disclosure Format:

Yes        No  X
     ---      ---

                            UPSIDE DEVELOPMENT, INC.



                                      Index



                                                                           Page
Part I - Financial Information                                             ----
------------------------------

Item 1.  Financial Statements

         Balance Sheet -
           September 30, 2001.............................................  1

         Statements of Operations -
           Three and nine months ended September 30, 2001 and 2000........  2

         Statements of Changes in Stockholders' Deficit -
           Nine months and ended September 30, 2001.......................  3

         Statements of Cash Flows -
           Nine months ended September 30, 2001 and 2000..................  4

         Notes to Financial Statements....................................5 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................7 - 10

Part II - Other Information
---------------------------

Item 1. Legal
Proceedings............................................................... 10


Signatures................................................................ 12

                             Upside Development, Inc.

                                  Balance Sheet

                                September 30, 2001
                                   (unaudited)

Assets
Current assets:
Cash                                                                                           $ 29,457
                                                                                   ---------------------
Total current assets                                                                             29,457
                                                                                   ---------------------

Property and equipment, net of  accumulated depreciation                                         11,723
                                                                                   ---------------------

Other assets:
Deposit on acquisitions                                                                         100,000
Advances to Stockholder                                                                           7,500
Other assets                                                                                      5,069
                                                                                   ---------------------
Total other assets                                                                              112,569
                                                                                   ---------------------

                                                                                              $ 153,749
                                                                                   =====================

Liabilities and Stockholders' Deficit
Current liabilities:
      Bank overdrafts                                                                             9,374
      Notes payable, net of discounts                                                           505,427
      Accounts payable                                                                          430,111
      Accrued expenses                                                                          400,941
                                                                                   ---------------------
Total current liabilities                                                                     1,345,853
                                                                                   ---------------------

Stockholders' deficit:
      Preferred stock; par value of $.0001; 5,000,000 shares
      authorized; 5,000,000 shares issued and outstanding.                                          500

      Common stock; par value of $.01 per share; 50,000,000 shares
      authorized; 42,663,687 shares issued and outstanding.                                     426,636

      Additional paid-in capital                                                              7,598,453
      Accumulated deficit                                                                    (9,217,693)
                                                                                   ---------------------
                                                                                             (1,192,104)
                                                                                   ---------------------
Total stockholders' deficit                                                                  (1,192,104)
                                                                                   ---------------------

                                                                                              $ 153,749
                                                                                   =====================



The accompanying notes are an integral part of the financial statements.


                                                          Upside Development, Inc.

                                                          Statements of Operations
                                                                 (unaudited)


                                                        Three Months Ended September 30,          Nine Months Ended September 30,
                                                     --------------------------------------   --------------------------------------
                                                          2001               2000                    2001               2000
                                                     --------------------------------------   --------------------------------------

Sales, net of allowance and discounts                      $ 538           $ 92,031              $ 72,122           $ 92,441

Cost of sales                                                671             49,428                32,471             52,369
                                                     --------------------------------------   --------------------------------------

Gross profit                                                (133)            42,603                39,651             40,072
                                                     --------------------------------------   --------------------------------------

Operating expenses:
         Selling                                               -             13,958                22,112             35,800
         General and administrative                      558,822            628,648             1,826,977          1,129,741
         Depreciation and amortization                     2,500              8,660                33,997             25,980
                                                     --------------------------------------   --------------------------------------
                                                         561,322            651,266             1,883,086          1,191,521
                                                     --------------------------------------   --------------------------------------

Loss from operations                                    (561,455)          (608,663)           (1,843,435)        (1,151,449)
                                                     --------------------------------------   --------------------------------------

Other expenses:
         Net realized gain on
          sale of securities, trading                          -                  -                     -              5,344
         Interest expense, net                          (123,309)           (12,455)             (325,708)           (35,774)
                                                     --------------------------------------   --------------------------------------
Total other expenses                                    (123,309)           (12,455)             (325,708)           (30,430)
                                                     --------------------------------------   --------------------------------------

Net loss before extraordinary gain                      (684,764)          (621,118)           (2,169,143)        (1,181,879)

Extraordinary (loss) gain on forgiveness of debt               -                  -                11,234             64,316
                                                     --------------------------------------   --------------------------------------

                                                     --------------------------------------   --------------------------------------
Net loss                                              $ (684,764)        $ (621,118)         $ (2,157,909)      $ (1,117,563)
                                                     ======================================   ======================================

Loss per common share:
         Loss before extraordinary gain                    (0.02)             (0.05)                (0.08)             (0.10)
         Extraordinary gain                                    -                  -                     -                  -
                                                     --------------------------------------   --------------------------------------
Net loss per common share                                $ (0.02)           $ (0.05)              $ (0.08)           $ (0.10)
                                                     ======================================   ======================================

                                                     --------------------------------------   --------------------------------------
Weighted average shares outstanding                   39,554,013         12,932,163            28,865,076         11,499,248
                                                     ======================================   ======================================


The accompanying notes are an integral part of the financial statements.

                            Upside Development, Inc.

                 Statements of Changes in Stockholders' Deficit
                                   (unaudited)


                                                                   Preferred Stock            Common Stock
                                                             ----------------------------------------------------
                                                                 Shares     $.0001 Par      Shares     $.01 Par
                                                                 Issued      Value          Issued       Value
                                                             -----------   ----------   -----------   -----------
Balance, December 31, 2000                                    2,000,000  $       200    16,360,437  $    163,604
Issuance of common stock for cash                                     -            -     2,087,000        20,870
Issuance of common stock for offering costs                           -            -     2,482,000        24,820
Issuance of common stock for services                                 -            -    13,678,750       136,787
Issuance of preferred stock for services                      3,000,000          300             -             -
Issuance of common stock to settle debt                               -            -     5,020,000        50,200
Common stock and warrants issued in connection with debt              -            -     3,035,500        30,355
Issuance of stock options for services                                -            -             -             -
Amortization of prepaid consulting services                           -            -             -             -
Write off of stock subscription receivable                            -            -             -             -
Net loss for the nine months ended September 30, 2001                 -            -             -             -
                                                             -----------   ----------   -----------   -----------
Balance, September 30, 2001                                   5,000,000  $       500    42,663,687  $    426,636
                                                             ===========   ==========   ===========   ===========


       Additional                       Prepaid            Stock
        Paid-in       Accumulated     Consulting      Subscription
        Capital       Deficit          Services         Receivable     Total
     -----------   --------------   ---------------   ----------    ------------
  $  6,270,387  $    (7,059,784) $        (50,375) $  (123,500)  $    (799,468)
        81,755                -                 -            -         102,625
       (24,820)               -                 -            -               -
       823,112                -                 -            -         959,899
             -                -                 -            -             300
       282,082                -                 -            -         332,282
       135,937                -                 -            -         166,292
        30,000                -                 -            -          30,000
             -                -            50,375            -          50,375
             -                -                 -      123,500         123,500
             -       (2,157,909)                -            -      (2,157,909)
    -----------   --------------   ---------------   ----------    ------------
  $  7,598,453  $    (9,217,693) $              -  $         -   $  (1,192,104)
    ===========   ==============   ===============   ==========    ============


The accompanying notes are an integral part of the financial statements.

                            Upside Development, Inc.

                            Statements of Cash Flows
                                   (unaudited)


                                                             Nine Months Ended September 30,
                                                           ------------------------------------
                                                                 2001              2000
                                                           ------------------------------------
Operating activities
    Net loss                                                   $ (2,157,909)      $ (1,117,563)
                                                           ------------------------------------
    Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation and amortization                                33,997             25,980
        Amortization of discount on notes payable                   247,145                  -
        Amortization of prepaid consulting services                  50,375                  -
        Common stock and options issued for services
          and other expenses                                        989,899            542,662
        Write off of subscription receivable                        123,500                  -
        (Increase) decrease in:
          Accounts receivable                                        13,594            (85,321)
          Inventory                                                     593               (593)
          Other assets                                                   63               (575)
        Increase (decrease) in:                                                              -
          Accounts payable                                           70,958                658
          Accrued expenses                                          206,422             38,836
                                                           ------------------------------------
    Total adjustments                                             1,736,546            521,647
                                                           ------------------------------------
    Net cash used by operating activities                          (421,363)          (595,916)
                                                           ------------------------------------

Investing activities
    Deposit on acquisitions                                        (100,000)                 -
    Advances to stockholder                                          (7,500)                 -
    Acquisition of equipment and intangible assets                        -            (82,759)
                                                           ------------------------------------
    Net cash used by investing activities                          (107,500)           (82,759)
                                                           ------------------------------------

Financing activities
    Increase in bank overdraft                                          164              9,675
    Proceeds from issuance of notes payable                         485,000             15,000
    Reduction in notes payable                                      (30,000)                 -
    Proceeds from common stock and related paid-in capital          102,625            676,897
    Net proceeds/payments on credit line                                               (27,613)
                                                           ------------------------------------
    Net cash provided by financing activities                       557,789            673,959
                                                           ------------------------------------
Net increase in cash                                                 28,926             (4,716)
Cash at beginning of period                                             531              5,310
                                                           ------------------------------------
Cash at end of period                                          $     29,457       $        594
                                                           ====================================

Supplemental disclosures of cash flow information
    and noncash financing activities
      Cash paid during the period for interest                 $          -       $      7,566


During the nine month period ended September 30, 2001, the Company issued 2,395,000 shares of restricted common stock in satisfaction of notes payable, including interest, of $34,952.

During the nine month period ended September 30, 2001, the Company issued 2,625,000 shares of restricted common stock in satisfaction of debt of $147,330.

During the nine month period ended September 30, 2001, the Company issued 2,482,000 shares of restricted common stock valued at $134,100 for the payment of offering costs.

During the nine month  period  ended  September  30,  2001,  the Company  issued
$485,000 of notes payable. In connection with the notes, the Company issued 3,035,500 shares of restricted common stock valued at $123,997 and detachable warrants to purchase 1,312,500 shares of restricted common stock valued at $42,295. These amounts have been recorded as a discount on the notes and are being amortized over the life of the note.

During the nine month period ended September 30, 2001, the Company issued 13,678,750 shares of restricted common stock for services valued at $959,899.

The accompanying notes are an integral part of the financial statements.

                            UPSIDE DEVELOPMENT, INC.

                          Notes to Financial Statements

Note 1 - Basis of presentation

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes for the Company for the fiscal year ended December 31, 2000. The operating results for the nine months ended September 30, 2001 are not necessarily indicative of those to be expected for the year ended December 31, 2001.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses since inception that total approximately $9,218,000 and has used cash in operations of approximately $421,000 and $596,000 for the nine month periods ended September 30, 2001 and 2000, respectively. The Company has a negative working capital of approximately $1,316,000 at September 30, 2001 and has negative net worth of approximately $1,192,000 at September 30, 2001. In addition, the Company is currently in default on approximately $533,000 of notes payable. Additionally, the Company has not had significant revenues over the past two years. These issues indicate that the Company may be unable to continue as a going concern. Realization of the Company's assets is dependent upon the Company's ability to raise additional capital, as well as generate revenues sufficient to result in future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited financial statements have not been reviewed by the Company's independent accountants because it owes the accountants for past due invoices. The Company's independent accountants, Pender Newkirk & Company, are owed approximately $88,600 at September 30, 2001 and have not completed the review.

Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and nine month periods ended September 30, 2001 and 2000. The weighted average shares outstanding for the three month period ended September 30, 2001 was 39,554,013 as compared to 12,932,163 for the three month period ended September 30, 2000. The weighted average shares outstanding for the nine month period ended September 30, 2001 was 28,865,076 as compared to 11,499,248 for the nine month period ended September 30, 2000.

Note 3 - Equity Transactions

Please refer to Audited Financial Statements consisting of the Company's balance sheet as of December 31, 2000, and related statements of operations, changes in stockholders' equity, and cash flows ended December 31, 2000, as audited by Pender, Newkirk & Company, Certified Public Accountant.

During the nine month period ended September 30, 2001, the Company issued 2,395,000 shares of restricted common stock in satisfaction of notes payable, including interest, of $34,952.

During the nine month period ended September 30, 2001, the Company issued 2,625,000 shares of restricted common stock in satisfaction of debt of $147,330.

During the nine month period ended September 30, 2001, the Company issued 2,482,000 shares of restricted common stock valued at $134,100 for the payment of offering costs.

During the nine month  period  ended  September  30,  2001,  the Company  issued
$485,000 of notes payable. In connection with the notes, the Company issued 3,035,500 shares of restricted common stock valued at $123,997 and detachable warrants to purchase 1,312,500 shares of restricted common stock valued at $42,295. These amounts have been recorded as a discount on the notes and are being amortized over the life of the note.

                            UPSIDE DEVELOPMENT, INC.

During the nine month period ended September 30, 2001, the Company issued 13,678,750 shares of restricted common stock for services valued at $959,899.

On September 1, 2001, David Bezalel resigned as the Company's Director and Chief Operating Officer. Mr. Bezalel returned to the Company options to purchase 2,500,000 shares of the Company's Common Stock at an exercise price of $.15 per share. In exchange, Mr. Bezalel was issued an option to purchase 1,000,000 shares of the Company's Common Stock which the Company expects to be exercised within one year at a price of -0-. The Company valued the options at $30,000.

During the nine month period ended September 30, 2001, the Company issued 2,087,000 shares of restricted common stock for cash of $102,625.

During the nine month period ended September 30,2001, the Company entered into a Preferred Stockholder's Agreement dated August 1, 2001 and a Consulting Agreement dated June 1, 2001 with Khashayer Santi Mehdi Pashakan that were terminated on August 30, 2001. Accordingly, the Company has issued stop transfer instructions on the shares issued pursuant to these agreements.

During the nine month period ended September 30, 2001, the Company's Chief Executive Officer was issued 2,000,000 shares of common stock as compensation. In addition, during the nine month period ended September 30, 2001, the Company's Chief Executive Officer was granted 3,000,000 shares of Series A voting preferred stock. These shares were issued for nominal consideration and were valued at $.0001 par value.


Note 4 - Deposits on Acquisitions

During the nine month period ended September 30, 2001, the Company signed letters of intent to acquire three tire recycling companies and a logistics company. To-date the Company has made deposits of $142,313 on these acquisitions. During the three-month period ended September 30, 2001, letters of intent for two of these tire recycling companies and the logistics company were terminated and accordingly $42,313 of deposits were expensed.

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

We announced our business-to-business internet strategy on February 22, 2000. In May, 2000, we launched MRABA.COM; a B2B site devoted to the toy, candy and related children products industry. In August of 2001, we shut down our MRABA.COM site.

As a process of developing the MRABA.com site, we developed a sophisticated software system called e-Logic. The e-Logic system is a web-based application developed for companies to provide integrated, real-time information for all aspects of a companies back office operations, including everything from order entry and processing through inventory tracking and cost accounting. We have transferred ownership of the E-logic system to Overit Multimedia, in consideration for various free and heavily discounted software services.

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

We have sustained significant operating losses since inception resulting in an accumulated deficit of approximately $9,218,000 at September 30, 2001.

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

In January 2001, we signed letters of intent to acquire three tire recycling companies and a logistics company, allowing us to expand our technology expertise into a fast growth industry. We are currently seeking capital in order to complete these acquisitions, however, there is no assurance that we will be successful in securing this funding to secure these potential acquisitions. During the three-month period ended September 30, 2001, letters of intent for two of these tire recycling companies and the logistics company were terminated and accordingly $42,313 of deposits were expensed. We are currently focusing our efforts on completing the acquisition of one remaining tire recycling company which we have advanced $100,000 as a deposit.

We will continue to incur losses until we are able to complete acquisition within the tire recycling industry that will increase sales to a sufficient level to offset ongoing operating and administrative costs.

RESULTS OF OPERATIONS

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Total revenue for the three months ended September 30, 2001 was $538 compared to $92,031 for the same period of 2000, which represents a decrease of $91,493. This decrease was primarily the result of lower sales relating to our logistic product supply business and the sale of crumb rubber. We focused our efforts primarily on completing a tire recycling acquisition and securing financing and expanding into the warehousing logistic industry and decreased our focus on toy sales.

Gross profit was $(133) and $42,603, respectively, for the three month period ended September 30, 2001, as compared to the prior period ended September 30, 2000, a decrease of $42,736. This decrease is primarily attributable the lack of revenues during the three month period ended September 30, 2001.

For the three months ended September 30, 2001, total selling expenses were $-0-as compared to $13,958 for the same period of the previous year, a decrease of $13,958. This decrease is the result of lower marketing expenses relating to our logistic supply business as we focus more on entering the tire recycling business. Total general and administrative expense for the three months ended September 30, 2001, was $558,822 as compared to $628,648 for the same period of the previous year, a decrease of $69,826, or 11%. This decrease is primarily due to the reduction of office expenses during the three month period ended September 30, 2001.

We had a net loss of $684,764 for the period ended September 30, 2001 as compared to a loss of $621,118 for the same prior year period. This increase in the operating loss over that of the preceding year period is the result of lower revenues and the lack of gross margins, higher interest expense associated with our notes payable, and the write offs of the acquisition deposits during the three months ended September 30, 2001.

The loss and loss per share were $684,764 and $0.02 per share respectively, for the three months ended September 30, 2001 as compared to a loss and loss per share of $621,118 and $0.05 respectively, for the same period in 2000. This loss represents a 9% increase over the loss experienced in the year ago quarter. The weighted average shares outstanding for the quarter ended September 30, 2001 was 39,554,013 as compared to 12,932,163 for the preceding year quarter ended September 30, 2000.


Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Total revenue for the nine months ended September 30, 2001 was $72,122 compared to $92,441 for the same period of 2000, which represents a decrease of $20,319. This decrease was primarily the result of lower sales relating to our logistic product supply business and the sale of crumb rubber. Revenue for the nine months ended September 30, 2000 represented toy sales.

Gross profit was $39,651 and $40,072, respectively, for the nine month period ended September 30, 2001, as compared to the prior period ended September 30, 2000, a decrease of $421.

For the nine months ended September 30, 2001, total selling expenses were $22,112 as compared to $35,800 for the same period of the previous year, a decrease of $13,688. Total general and administrative expense for the nine months ended September 30, 2001, was $1,826,977 as compared to $1,129,741 for the same period of the previous year, an increase of $697,236, or 62%. This increase is primarily due to legal and consulting expenses paid during the nine month period ended September 30, 2001.

We had a net loss of $2,157,909 for the period ended September 30, 2001 as compared to a loss of $1,117,563 for the same prior year period. This increase in the operating loss over that of the preceding year period primarily reflects higher general and administrative expenses and interest expense associated with notes payable during the current nine month period. General and administrative costs included accounting, legal and consulting expenses of approximately $924,000 in the nine month period ended September 30, 2001.

The loss and loss per share were $2,157,909 and $0.08 per share respectively, for the nine months ended September 30, 2001 as compared to a loss and loss per share of $1,117,563 and $0.10 respectively, for the same period in 2000. This loss represents a 93% increase over the loss experienced in the year ago period. The weighted average shares outstanding for the nine months ended September 30, 2001 was 28,865,076 as compared to 11,499,248 for the preceding year period ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has largely funded its operations and its product development activities with funds provided by issuing securities and from borrowings. During the nine months ended September 30, 2001, the Company received $485,000 in the form of notes payable and convertible debt.

Net cash used in operating activities for the nine months ended September 30, 2001 was $421,363 compared to net cash used of $595,916 for the nine months ended September 30, 2000. This decrease in cash used by operating activities is primarily due to increases in accounts payable and accrued expenses as well as the issuance of common stock for payment of legal and consulting fees.

Cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $107,500 and $82,759, respectively. This increase reflects deposits made pursuant to letters of intent signed with one tire recycling company. Deposits of $42,313 were written off during the three month period ended September 30, 2001 pursuant to terminated letters of intent.

Cash provided by financing activities for the nine months ended September 30, 2001 was $557,789 as compared to cash provided by financing activities of $673,959 for the nine months ended September 30, 2000. During the recent period, we issued notes payable that generated proceeds of $485,000 to provide working capital and to support our expenditures. In the year ago period, we issued common stock with an aggregate value of $676,897.

As of September 30, 2001, the Company had a net working capital deficit of approximately $1,316,000. The Company is not presently profitable and continues to fund itself from the proceeds of securities placements, notes payable, and convertible debt.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

Upside Development has an action pending wherein it is being sued by Paychex, the former payroll service for the Company for approximately $20,000. The action is pending in the New York State Supreme Court, County of Monroe. In August, 2001, the company entered into a payment plan for monthly payments for twelve equal payments $2,269.06.

The Company has potential litigation with Kashayar Santi Mehdi Pashakan. The potential legal action results from Mr. Pashakan failure to comply with the Preferred Stockholder's Agreement entered into by the parties. Upside Development has advised Mr. Pashakan that the agreement has been voided, due to his failure to fulfill the obligations contained in the agreement, and that all shares issued pursuant to the agreement have been canceled. If the matter is not amicably resolved shortly, Upside Development intends to commence a legal action against Mr. Pashakan.

Item 2.  Change in Securities and Use of Proceeds.
         -----------------------------------------

During the nine month period ended September 30, 2001, the Company issued 2,395,000 shares of restricted common stock in satisfaction of notes payable, including interest, of $34,952.

During the nine month period ended September 30, 2001, the Company issued 2,625,000 shares of restricted common stock in satisfaction of debt of $147,330.

During the nine month period ended September 30, 2001, the Company issued 2,482,000 shares of restricted common stock valued at $134,100 for the payment of offering costs.

During the nine month  period  ended  September  30,  2001,  the Company  issued
$485,000 of notes payable. In connection with the notes, the Company issued 3,035,500 shares of restricted common stock valued at $123,997 and detachable warrants to purchase 1,312,500 shares of restricted common stock valued at $42,295. These amounts have been recorded as a discount on the notes and are being amortized over the life of the note.

During the nine month period ended September 30, 2001, the Company issued 13,678,750 shares of restricted common stock for services valued at $959,899.

On June 1, 2001, David Bezalel resigned as the Company's Director and Chief Operating Officer. Mr. Bezalel returned to the Company options to purchase 2,500,000 shares of the Company's Common Stock at an exercise price of $.15 per share. In exchange, Mr. Bezalel was issued an option to purchase 1,000,000 shares of the Company's Common Stock which the Company expects to be exercised within one year at a price of -0-. The Company valued the options at $30,000.

During the nine month period ended September 30, 2001, the Company issued 2,087,000 shares of restricted common stock for cash of $102,625.

During the nine month period ended September 30, 2001, the Company entered into a Preferred Stockholder's Agreement dated August 1, 2001 and a Consulting Agreement dated June 1, 2001 with Khashayer Santi Mehdi Pashakan that were terminated on August 30, 2001. Accordingly, the Company has issued stop transfer instructions on the shares issued pursuant to these agreements.

During the nine month period ended September 30, 2001, the Company's Chief Executive Officer was issued 2,000,000 shares of common stock as compensation. In addition, during the nine month period ended September 30, 2001, the Company's Chief Executive Officer was granted 3,000,000 shares of Series A voting preferred stock. These shares were issued for nominal consideration and were valued at $.0001 par value.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

The Company is currently in default on approximately $533,000 of notes payable principal and $212,000 in interest in arrears on these notes.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Upside Development, Inc.

Dated:   12/27/2001

                                         /s/ Michael Porter
                                         ------------------------------------
                                         Michael Porter, President
                                         Chief Executive Officer,
                                         Chief Financial Officer,
                                         Chief Accounting Officer