Form 10QSB/A
period 2001-09-30
UPSIDE DEVELOPMENT INC
filed 2002-01-15
CIK 1020367

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
                            ------------------------
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

                                 (262) 334-4500
                                  -------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No  X
     ---      ---

         The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, as of September 30, 2001 was 42,970,537.

         Transitional Small Business Disclosure Format:

Yes  __   No  X
             ---

                            UPSIDE DEVELOPMENT, INC.



                                      Index



                                                                         Page
Part I - Financial Information                                           ----

Item 1.  Financial Statements

         Balance Sheet -
           September 30, 2001.........................................    1

         Statements of Operations -
           Three and nine months ended September 30, 2001 and 2000....    2

         Statements of Changes in Stockholders' Deficit -
           Nine months and ended September 30, 2001...................    3

         Statements of Cash Flows -
           Nine months ended September 30, 2001 and 2000..............    4

         Notes to Financial Statements................................  5 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  7 - 10

Part II - Other Information

Item 1. Legal Proceedings.............................................   10

Item 2. Change in Securities and Use of Proceeds......................   11

Item 3. Defaults Upon Senior Securities...............................   11

Signatures............................................................   12

                             Upside Development, Inc.

                                  Balance Sheet

                                September 30, 2001
                                   (unaudited)

Assets
Current assets:
Cash                                                                                           $ 29,456
                                                                                   ---------------------

Property and equipment, net of  accumulated depreciation                                         14,386
                                                                                   ---------------------

Other assets:
Deposit on acquisition                                                                          100,000
Advances to Stockholder                                                                           7,500
Other                                                                                             5,000
                                                                                   ---------------------
Total other assets                                                                              112,500
                                                                                   ---------------------

                                                                                              $ 156,342
                                                                                   =====================

Liabilities and Stockholders' Deficit
Current liabilities:
      Bank overdrafts                                                                            15,865
      Notes payable, net of discounts                                                           513,444
      Accounts payable                                                                          453,989
      Accrued expenses                                                                          396,276
                                                                                   ---------------------
Total current liabilities                                                                     1,379,574
                                                                                   ---------------------

Stockholders' deficit:
      Preferred stock; par value of $.0001; 5,000,000 shares
      authorized; 5,000,000 shares issued and outstanding.                                          500

      Common stock; par value of $.01 per share; 200,000,000 shares
      authorized; 42,970,537 shares issued and outstanding.                                     429,705

      Additional paid-in capital                                                              7,265,413
      Accumulated deficit                                                                    (8,918,850)
                                                                                   ---------------------
Total stockholders' deficit                                                                  (1,223,232)
                                                                                   ---------------------

                                                                                              $ 156,342
                                                                                   =====================



The accompanying notes are an integral part of the financial statements.



                                                          Upside Development, Inc.

                                                          Statements of Operations
                                                                 (unaudited)


                                                      Three Months Ended September 30,         Nine Months Ended September 30,
                                                   --------------------------------------   --------------------------------------
                                                          2001               2000                  2001               2000
                                                   --------------------------------------   --------------------------------------

Sales, net of allowance and discounts                    $ (133)          $ 92,031              $ 66,310           $ 92,441

Cost of sales                                                 -             49,428                26,659             52,369
                                                   --------------------------------------   --------------------------------------

Gross profit                                               (133)            42,603                39,651             40,072
                                                   --------------------------------------   --------------------------------------

Operating expenses:
         Selling                                         11,786             13,958                33,898             35,800
         General and administrative                     193,101            628,648             1,458,932          1,129,741
         Depreciation and amortization                    4,972              8,660                36,469             25,980
                                                   --------------------------------------   --------------------------------------
                                                        209,859            651,266             1,529,299          1,191,521
                                                   --------------------------------------   --------------------------------------

Loss from operations                                   (209,992)          (608,663)           (1,489,648)        (1,151,449)
                                                   --------------------------------------   --------------------------------------

Other income (expenses):
         Loss on acquisition deposits                  (135,864)                 -              (135,864)                 -
         Net realized gain on sale of
          securities trading                                  -                  -                     -              5,344
         Interest expense                               (44,499)           (12,455)             (246,898)           (35,774)
         Other income                                     4,434                  -                 4,434
                                                   --------------------------------------   --------------------------------------
Total other expenses                                   (175,929)           (12,455)             (378,328)           (30,430)
                                                   --------------------------------------   --------------------------------------

Net loss before extraordinary gain                     (385,921)          (621,118)           (1,867,976)        (1,181,879)

Extraordinary gain on forgiveness of debt                    -                  -                  8,910             64,316
                                                   --------------------------------------   --------------------------------------

                                                   --------------------------------------   --------------------------------------
Net loss                                             $ (385,921)        $ (621,118)         $ (1,859,066)      $ (1,117,563)
                                                   ======================================   ======================================

Loss per common share:
         Loss before extraordinary gain                   (0.01)             (0.05)                (0.06)             (0.10)
         Extraordinary gain                                   -                  -                     -                  -
                                                   --------------------------------------   --------------------------------------
Net loss per common share                               $ (0.01)           $ (0.05)              $ (0.06)           $ (0.10)
                                                   ======================================   ======================================

                                                   --------------------------------------   --------------------------------------
Weighted average shares outstanding                  41,523,798         12,932,163            29,787,173         11,499,248
                                                   ======================================   ======================================


The accompanying notes are an integral part of the financial statements.

                            Upside Development, Inc.

                 Statements of Changes in Stockholders' Deficit
                                   (unaudited)

                                                Preferred Stock      Common Stock
                                             -------------------  ------------------
                                              Shares   $.0001 Par Shares   $.01 Par
                                              Issued     Value    Issued     Value
                                             ---------  --------  --------  --------
Balance, December 31, 2000                   2,000,000  $   200  16,360,437 163,604
Issuance of common stock for cash                   -         -   2,087,000  20,870
Issuance of common stock for offering costs         -         -   2,482,000  24,820
Issuance of common stock for services               -         -  11,703,750 117,037
Issuance of preferred stock for services     4,000,000      400         -         -
Cancellation of preferred stock             (1,000,000)    (100)        -         -
Issuance of common stock to settle debt             -         -   8,301,850  83,018
Common stock and warrants issued in
 connection with debt                               -         -   2,035,500  20,356
Issuance of stock options for services              -         -         -         -
Amortization of prepaid consulting services         -         -         -         -
Write off of stock subscription receivable          -         -         -         -
Net loss for the nine months ended
 September 30, 2001                                 -         -         -         -
                                             ---------  --------  --------  --------
Balance, September 30, 2001                  5,000,000  $   500  42,970,537 429,705
                                             =========  ========  ========  ========


     Additional             Prepaid    Stock
     Paid-in    Accumulated Consulting Subscription
     Capital    Deficit     Services   Receivable   Total
    ---------  ----------  ----------- ---------  ---------
 $ 6,270,387  $(7,059,784)  $ (50,375) $(123,500)  $(799,468)
      81,755           -            -          -     102,625
     (24,820)          -            -          -           -
     684,280           -            -          -     801,317
           -           -            -          -         400
           -           -            -          -        (100)
     259,847           -            -          -     342,865
      87,464           -            -          -     107,820
      30,000           -            -          -      30,000
           -           -       50,375          -      50,375
    (123,500)          -            -    123,500           -
           -   (1,859,066)          -          -  (1,859,066)
    ---------  ----------  -----------  --------   ---------
 $ 7,265,413  $(8,918,850) $        -  $       - $(1,223,232)
    =========  ==========  ===========  ========   =========


The accompanying notes are an integral part of the financial statements.

                            Upside Development, Inc.

                            Statements of Cash Flows
                                   (unaudited)



                                                   Nine Months Ended September 30,
                                                   -------------------------------
                                                          2001           2000
                                                   -------------------------------

Operating activities
    Net loss                                         $ (1,859,066)   $ (1,117,563)
                                                   -------------------------------

    Adjustments to reconcile net loss to net
      cash used by operating activities:
       Depreciation and amortization                       36,469          25,980
       Amortization of discount on notes payable          193,754               -
       Amortization of prepaid consulting services         50,375               -
       Common stock and options issued for services
         and other expenses                               831,717         542,662
       Cancellation of preferred stock                       (100)              -
       Loss on acquisition deposits                       135,864               -
       (Increase) decrease in:
         Accounts receivable                               13,594         (85,321)
         Inventory                                            593            (593)
         Other assets                                      (5,000)           (575)
       Increase (decrease) in:                                                  -
         Accounts payable                                 145,842             658
         Accrued expenses                                 213,968          38,836
                                                   -------------------------------
    Total adjustments                                   1,617,076         521,647
                                                   -------------------------------
    Net cash used by operating activities                (241,990)       (595,916)
                                                   -------------------------------

Investing activities
    Deposit on acquisitions                              (235,864)              -
    Advances to stockholders                               (7,500)              -
    Acquisition of equipment and intangible assets              -         (82,759)
                                                   -------------------------------
    Net cash used by investing activities                (243,364)        (82,759)
                                                   -------------------------------

Financing activities
    Increase in bank overdraft                              6,654           9,675
    Proceeds from notes payable                           435,000          15,000
    Payments on notes payable                             (30,000)              -
    Proceeds from common stock and
     related paid-in capital                              102,625         676,897
    Net proceeds/payments on credit line                                  (27,613)
                                                   -------------------------------
    Net cash provided by financing activities             514,279         673,959
                                                   -------------------------------
Net increase in cash                                       28,925          (4,716)
Cash at beginning of period                                   531           5,310
                                                   -------------------------------
Cash at end of period                                    $ 29,456           $ 594
                                                   ===============================


Supplemental disclosures of cash flow information
    and noncash financing activities
     Cash paid during the period for interest                 $ -         $ 7,566



During the nine month period ended September 30, 2001, the Company issued 5,676,850 shares of restricted common stock in satisfaction of notes payable of $170,543, including interest, of $24,992.

During the nine month period ended September 30, 2001, the Company converted $51,009 of accounts payable into notes payable.

During the nine month period ended September 30, 2001, the Company issued 2,625,000 shares of restricted common stock in satisfaction of debt of $147,330.

During the nine month period ended September 30, 2001, the Company issued 2,482,000 shares of restricted common stock for the payment of offering costs.

During the nine month  period  ended  September  30,  2001,  the Company  issued
$435,000 of notes payable. In connection with the notes, the Company issued 2,035,500 shares of restricted common stock valued at $65,525 and detachable warrants to purchase 1,312,500 shares of restricted common stock valued at $42,295. These amounts have been recorded as a discount on the notes and are being amortized over the life of the note.

During the nine month period ended September 30, 2001, the Company issued 11,703,750 shares of restricted common stock for services valued at $801,317.

During the nine month period ended September 30, 2001, the Company deemed the subscription receivable in the amount of $123,500 uncollectable. The balance was written off against additional paid-in capital in the accompanying financial statements.

During the nine month period ended September 30, 2001, the Company issued 4,000,000 shares of preferred stock for services valued at $400.

During the nine month period ended September 30, 2001, the Company cancelled 1,000,000 shares of preferred stock valued at $100.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses since inception that total approximately $8,919,000 and has used cash in operations of approximately $242,000 and $596,000 for the nine month periods ended September 30, 2001 and 2000, respectively. The Company has a negative working capital of approximately $1,350,000 at September 30, 2001 and has negative net worth of approximately $1,223,000 at September 30, 2001. In addition, the Company is currently in default on approximately $432,000 of notes payable. Additionally, the Company has not had significant revenues over the past two years. These issues indicate that the Company may be unable to continue as a going concern. Realization of the Company's assets is dependent upon the Company's ability to raise additional capital, as well as generate revenues sufficient to result in future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and nine month periods ended September 30, 2001 and 2000. The weighted average shares outstanding for the three month period ended September 30, 2001 was 41,523,798 as compared to 12,932,163 for the three month period ended September 30, 2000. The weighted average shares outstanding for the nine month period ended September 30, 2001 was 29,787,173 as compared to 11,499,248 for the nine month period ended September 30, 2000.

Note 3 - Equity Transactions

Please refer to Audited Financial Statements consisting of the Company's balance sheet as of December 31, 2000, and related statements of operations, changes in stockholders' equity, and cash flows ended December 31, 2000, as audited by Pender, Newkirk & Company, Certified Public Accountant.

During the nine month period ended September 30, 2001, the Company issued 5,676,850 shares of restricted common stock in satisfaction of notes payable of $170,543, including interest of $24,992.

During the nine month period ended September 30, 2001, the Company issued 2,625,000 shares of restricted common stock in satisfaction of debt of $147,330.

During the nine month period ended September 30, 2001, the Company issued 2,482,000 shares of restricted common stock valued at $134,100 for the payment of offering costs.

During the nine month  period  ended  September  30,  2001,  the Company  issued
$435,000 of notes payable. In connection with the notes, the Company issued 2,035,500 shares of restricted common stock valued at $65,525 and detachable warrants to purchase 1,312,500 shares of restricted common stock valued at $42,295. These amounts have been recorded as a discount on the notes and are being amortized over the life of the note.

                            UPSIDE DEVELOPMENT, INC.

During the nine month period ended September 30, 2001, the Company issued 11,703,750 shares of restricted common stock for services valued at $801,317.

During the nine month period ended September 30, 2001, the Company deemed the subscription receivable in the amount of $123,500 uncollectable. The balance was written off against additional paid-in capital in the accompanying financial statements.

During the nine month period ended September 30, 2001, the Company issued 4,000,000 shares of preferred stock for services valued at $400.

During the nine month period ended September 30, 2001, David Bezalel resigned as the Company's Director and Chief Operating Officer. Mr. Bezalel returned to the Company options to purchase 2,500,000 shares of the Company's Common Stock at an exercise price of $.15 per share. In exchange, Mr. Bezalel was issued an option to purchase 1,000,000 shares of the Company's Common Stock which the Company expects to be exercised within one year at a price of -0-. The Company valued the options at $30,000. In addition, the 1,000,000 shares of preferred stock issued to Mr. Bezalel were cancelled during the nine month period ended September 30, 2001.

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

Note 4 - Deposits on Acquisitions

During the nine month period ended September 30, 2001, the Company signed letters of intent to acquire three tire recycling companies and a logistics company. To-date the Company has made deposits of $235,864 on these acquisitions. During the three-month period ended September 30, 2001, letters of intent for two of these tire recycling companies and the logistics company were terminated and accordingly $135,864 of deposits were written off.

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

We announced our business-to-business Internet strategy on February 22, 2000. Our e-commerce site was originally launched on September 21, 1999. The Web-site e-commerce development program cost approximately $235,000 during 1999. In comparison with other retailers of toys, our expenditures were relatively small. Marketing expenditures included limited newspapers, radio, magazine, and internet advertisements. Our expected marketing program was not funded for the 1999 holiday selling season. Our lack of marketing resources has had a negative impact on our sales and our ability to meet our sales projections. Our
Toypop.com site was processing orders through February 10, 2000 when it was closed.

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

                            UPSIDE DEVELOPMENT, INC.

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

We have sustained significant operating losses since inception resulting in an accumulated deficit of approximately $8,919,000 at September 30, 2001.

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

In January 2001, we signed letters of intent to acquire three tire recycling companies and a logistics company, allowing us to expand our technology expertise into a fast growth industry. During the three-month period ended September 30, 2001, letters of intent for two of these tire recycling companies and the logistics company were terminated and accordingly $135,864 of deposits were written off. We are currently focusing our efforts on completing the acquisition of one remaining tire recycling company which we have advanced
$100,000 as a deposit. There is no assurance that we will be successful in securing the funding to complete this potential acquisition.

We will continue to incur losses until we are able to complete acquisition within the tire recycling industry that will increase sales to a sufficient level to offset ongoing operating and administrative costs.

RESULTS OF OPERATIONS

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Total revenue for the three months ended September 30, 2001 was $(133) compared to $92,031 for the same period of 2000, which represents a decrease of $92,164. We focused our efforts primarily on completing a tire recycling acquisition and securing financing which is the primary reason for our decrease in revenues from the period ended September 30, 2001 as compared to the prior year period.

Gross profit was $(133) and $42,603, respectively, for the three month period ended September 30, 2001, as compared to the prior period ended September 30, 2000, a decrease of $42,736. This decrease is primarily attributable the lack of revenues during the three month period ended September 30, 2001.

For the three months ended September 30, 2001, total selling expenses were $11,786 as compared to $13,958 for the same period of the previous year, a decrease of $2,172. This decrease is the result of lower marketing expenses relating to our logistic supply business as we focus more on entering the tire recycling business. Total general and administrative expense for the three months ended September 30, 2001, was $193,101 as compared to $628,648 for the same period of the previous year, a decrease of $435,547. This decrease is primarily due to the reduction of office expenses during the three month period ended September 30, 2001.

During the three-month period ended September 30, 2001, letters of intent for two tire recycling companies and the logistics company were terminated and accordingly $135,864 of deposits were written off.

                            UPSIDE DEVELOPMENT, INC.

Interest expense was $44,499 for the three month period ended September 30, 2001, as compared to $12,455 for the prior period ended September 30, 2000, an increase of $32,044. This increase is primarily attributable our increase in notes payable during the three month period ended September 30, 2001.

We had a net loss of $385,921 for the period ended September 30, 2001 as compared to a loss of $621,118 for the same prior year period. This decrease in the operating loss over that of the preceding year period is the result of lower general and administrative expenses.

The loss and loss per share were $385,921 and $0.01 per share respectively, for the three months ended September 30, 2001 as compared to a loss and loss per share of $621,118 and $0.05 respectively, for the same period in 2000. This loss represents a 38% decrease over the loss experienced in the year ago quarter. The weighted average shares outstanding for the quarter ended September 30, 2001 was 41,523,798 as compared to 12,932,163 for the preceding year quarter ended September 30, 2000.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Total revenue for the nine months ended September 30, 2001 was $66,310 compared to $92,441 for the same period of 2000, which represents a decrease of $26,131. This decrease was primarily the result of lower sales relating to our logistic product supply business and the sale of crumb rubber. Revenue for the nine months ended September 30, 2000 represented toy sales.

Gross profit was $39,651 and $40,072, respectively, for the nine month period ended September 30, 2001, as compared to the prior period ended September 30, 2000, a decrease of $421.

For the nine months ended September 30, 2001, total selling expenses were $33,898 as compared to $35,800 for the same period of the previous year, a decrease of $1,902. Total general and administrative expense for the nine months ended September 30, 2001, was $1,458,932 as compared to $1,129,741 for the same period of the previous year, an increase of $329,191. This increase is primarily due to legal and consulting expenses paid during the nine month period ended September 30, 2001.

During the nine-month period ended September 30, 2001, letters of intent for two
tire  recycling   companies  and  the  logistics  company  were  terminated  and accordingly $135,864 of deposits were written off.

Interest expense was $246,898 and $35,774, respectively, for the nine month period ended September 30, 2001, as compared to the prior period ended September 30, 2000, an increase of $211,124. This increase is primarily attributable our increase in notes payable during the nine month period ended September 30, 2001.

We had a net loss of $1,859,066 for the period ended September 30, 2001 as compared to a loss of $1,117,563 for the same prior year period. This increase in the operating loss of $741,503 over that of the preceding year period primarily reflects higher general and administrative expenses and interest expense associated with notes payable during the current nine month period.

The loss and loss per share were $1,859,066 and $0.06 per share respectively, for the nine months ended September 30, 2001 as compared to a loss and loss per share of $1,117,563 and $0.10 respectively, for the same period in 2000. This loss represents a 66% increase over the loss experienced in the year ago period. The weighted average shares outstanding for the nine months ended September 30, 2001 was 29,787,173 as compared to 11,499,248 for the preceding year period ended September 30, 2000.

                            UPSIDE DEVELOPMENT, INC.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has largely funded its operations and its product development activities with funds provided by issuing securities and from borrowings. During the nine months ended September 30, 2001, the Company issued $486,000 in the form of notes payable and convertible debt. This includes $435,000 of notes payable issued for cash and $51,000 of accounts payable converted to notes payable.

Net cash used in operating activities for the nine months ended September 30, 2001 was $241,990 compared to net cash used of $595,916 for the nine months ended September 30, 2000. This decrease in cash used by operating activities is primarily due to increases in accounts payable and accrued expenses as well as the issuance of common stock for payment of legal and consulting fees.

Cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $243,364 and $82,759, respectively. This increase reflects deposits made pursuant to letters of intent signed with one tire recycling company. Deposits of $135,864 were written off during the three month period ended September 30, 2001 pursuant to terminated letters of intent.

Cash provided by financing activities for the nine months ended September 30, 2001 was $514,279 as compared to cash provided by financing activities of $673,959 for the nine months ended September 30, 2000. During the recent period, we issued notes payable that generated proceeds of $435,000 to provide working capital and to support our expenditures. In the year ago period, we issued common stock with an aggregate value of $676,897.

As of September 30, 2001, the Company had a net working capital deficit of approximately $1,350,000. The Company is not presently profitable and continues to fund itself from the proceeds of securities placements, notes payable, and convertible debt.

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

                            UPSIDE DEVELOPMENT, INC.


Item 2.  Change in Securities and Use of Proceeds.
         -----------------------------------------

During the nine month period ended September 30, 2001, the Company issued 5,676,850 shares of restricted common stock in satisfaction of notes payable of $170,543, including interest of $24,992.

During the nine month period ended September 30, 2001, the Company issued 2,625,000 shares of restricted common stock in satisfaction of debt of $147,330.

During the nine month period ended September 30, 2001, the Company issued 2,482,000 shares of restricted common stock valued at $134,100 for the payment of offering costs.

During the nine month  period  ended  September  30,  2001,  the Company  issued
$435,000 of notes payable. In connection with the notes, the Company issued 2,035,500 shares of restricted common stock valued at $65,525 and detachable warrants to purchase 1,312,500 shares of restricted common stock valued at $42,295. These amounts have been recorded as a discount on the notes and are being amortized over the life of the note.

During the nine month period ended September 30, 2001, the Company issued 11,703,750 shares of restricted common stock for services valued at $801,317.

During the nine month period ended September 30, 2001, the Company deemed the subscription receivable in the amount of $123,500 uncollectable. The balance was written off against additional paid-in capital in the accompanying financial statements.

During the nine month period ended September 30, 2001, the Company issued 4,000,000 shares of preferred stock for services valued at $400.

During the nine month period ended September 30, 2001, David Bezalel resigned as the Company's Director and Chief Operating Officer. Mr. Bezalel returned to the Company options to purchase 2,500,000 shares of the Company's Common Stock at an exercise price of $.15 per share. In exchange, Mr. Bezalel was issued an option to purchase 1,000,000 shares of the Company's Common Stock which the Company expects to be exercised within one year at a price of -0-. The Company valued the options at $30,000. In addition, the 1,000,000 shares of preferred stock issued to Mr. Bezalel were cancelled during the nine month period ended September 30, 2001.

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


Item 3.  Defaults Upon Senior Securities.
         --------------------------------

The Company is currently in default on approximately $432,000 of notes payable principal and $188,000 in interest in arrears on these notes.

                            UPSIDE DEVELOPMENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Upside Development, Inc.

Dated    1/11/2002

                                                    /s/ Michael Porter
                                                   -----------------------------
                                                    Michael Porter, President,
                                                    Chief Executive Officer,
                                                    Chief Financial Officer,
                                                    Chief Accounting Officer